Form 10-Q
period 2025-06-30
Carlyle Private Equity Partners Fund, L.P.
filed 2025-08-08
CIK 2065337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 000-56746

Carlyle Private Equity Partners Fund, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	33-3814841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Pennsylvania Ave., N.W., Suite 220 South, Washington, DC 20004-2505	(202) 729-5626
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the
registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2025, the registrant had the following limited partnership units outstanding: 40 Class C units.

Carlyle Private Equity Partners Fund, L.P.

Part I.	Financial Information
Item 1.	Financial Statements
	Statement of Assets and Liabilities as of June 30, 2025 (unaudited) ...............................................................	1
	Notes to Financial Statement (unaudited) ........................................................................................................	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ..........................	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk .........................................................................	10
Item 4.	Controls and Procedures ...................................................................................................................................	10
Part II.	Other Information
Item 1.	Legal Proceedings ............................................................................................................................................	11
Item 1A.	Risk Factors ......................................................................................................................................................	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .........................................................................	11
Item 3.	Defaults Upon Senior Securities ......................................................................................................................	11
Item 4.	Mine Safety Disclosures ...................................................................................................................................	11
Item 5.	Other Information .............................................................................................................................................	11
Item 6.	Exhibits .............................................................................................................................................................	12
	Signatures .........................................................................................................................................................	13

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations, estimates, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions and statements that are not historical facts, including our expectations regarding our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. You can identify these forward-looking statements by the use of words such as “outlook,”
“believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,”
“plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties, and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in Amendment No. 2 to our Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 6, 2025,
as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC.
We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments, or otherwise, except as required by applicable law.

In this Quarterly Report on Form 10-Q, except where the context suggests otherwise:
•the term “Carlyle” refers collectively to The Carlyle Group Inc. and its subsidiaries and affiliated entities;
•the term “Carlyle AlpInvest” refers to AlpInvest Private Equity Investment Management, LLC;
•the terms “CPEP,” “we,” “us,” “our” and “Fund,” refer to Carlyle Private Equity Partners Fund, L.P., a Delaware
limited partnership, and may include the Feeder, Intermediate Entities, Lower Funds and Parallel Funds, as the context requires;
•the term “CPEP Lux” refers to Carlyle Private Equity Partners – EU, a sub-fund of Carlyle Private Markets S.A.
SICAV – UCI Part II, and a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions, together with its related entities;
•the term “Feeder” refers to CPEP Feeder, L.P., a Delaware limited partnership;
•the term “General Partner” refers to CPEP General Partner, L.P., a Delaware limited partnership, our general partner;
•the term “Intermediate Entity” refers to entities (including corporations) used to acquire, hold or dispose of any investment asset or otherwise facilitate the Fund’s investment activities;
•the term “Investment Advisor” refers to Carlyle Investment Management L.L.C., our investment advisor;
•the term “Lower Funds” refers to one or more vehicles used to aggregate the holdings of the Fund (including any successor vehicles thereto), directly or indirectly through one or more Intermediate Entities;
•the term “net asset value” or “NAV” refers to, as the context requires, transactional NAV (i.e., the price at which transactions in the Fund’s Units are made);
•the term “Other Carlyle Accounts” refers to, individually and collectively, any of the following: other funds, investment vehicles, separate managed account arrangements, special purpose vehicles, co-investors, co-investment vehicles and/or other similar arrangements sponsored, advised and/or managed by Carlyle or its affiliates, whether currently in existence or subsequently established, including CPEP Lux;
•the term “Parallel Funds” refers to one or more parallel investment vehicles established by, or at the direction of,
Carlyle to facilitate investment by certain investors, including to accommodate legal, tax, regulatory, compliance, or certain other operational requirements, but excluding CPEP Lux;
•the term “Portfolio Companies” refers to the companies in which the Fund invests; and

•the term “Shareholders” refers to holders of our limited partnership units (the “Units”). There are nine classes of Units
(each a “Class”) available to investors through the Fund: Class S Units (“Class S Units”), Class D Units (“Class D
Units”) and Class I Units (“Class I Units” and together with Class S Units and Class D Units, the “Standard Units”);
Class A-S Units (“Class A-S Units”), Class A-D Units (“Class A-D Units”) and Class A-I Units (“Class A-I Units”
and together with Class A-S Units and Class A-D Units, the “Anchor Units” ); Class E-S Units (“Class E-S Units”),
Class E-D Units (“Class E-D Units”) and Class E-I Units (“Class E-I Units” and together with Class E-S Units and
Class E-D Units, the “Early Investor Units” and together with the Standard Units and Anchor Units, the “Investor
Units”). Additionally, Class C Units (“Class C Units” or “Carlyle Units”) are available for Other Carlyle Accounts that invest in the Fund as part of custom mandates and to Carlyle and certain of its affiliates and employees, officers and directors and other persons as determined by the General Partner in its discretion, and are not being offered to other investors.
The Fund is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS
Act”) and the Fund will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of
1933, as amended (the “1933 Act”).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
STATEMENT OF ASSETS AND LIABILITIES

June 30, 2025
Assets	(unaudited)
Cash and cash equivalents	$1,000
Total assets	$1,000
Liabilities
Total liabilities	$—
Commitments and contingencies
Net Assets
Class S units, unlimited units authorized, no units issued and outstanding	—
Class D units, unlimited units authorized, no units issued and outstanding	—
Class I units, unlimited units authorized, no units issued and outstanding	—
Class A-S units, unlimited units authorized, no units issued and outstanding	—
Class A-D units, unlimited units authorized, no units issued and outstanding	—
Class A-I units, unlimited units authorized, no units issued and outstanding	—
Class E-S units, unlimited units authorized, no units issued and outstanding	—
Class E-D units, unlimited units authorized, no units issued and outstanding	—
Class E-I units, unlimited units authorized, no units issued and outstanding	—
Class C units, unlimited units authorized, 40 units issued and outstanding	1,000
Total net assets	1,000
Total liabilities and net assets	$1,000
See accompanying notes to this financial statement.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
1. ORGANIZATION
Carlyle Private Equity Partners Fund, L.P. (“CPEP” or the “Fund”), a Delaware limited partnership formed on February 11,
2025 (“Inception”), is a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of
1940, as amended (the “1940 Act”). CPEP’s investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private equity investments. CPEP will seek to achieve its investment objective by providing access to Carlyle’s global private equity (“GPE”) platform, with an emphasis on its U.S., European, and Asian corporate buyout strategies. CPEP will also provide investors access to Secondary Investments
(as defined below) through Carlyle AlpInvest, as well as certain other investment strategies, such as growth, infrastructure and, where appropriate, Global Credit. These investments may be made in a variety of ways, including through:
•Direct Investments: Investments in companies and other private assets which may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, “PIK” (paid-in-kind) notes, mezzanine debt, hybrid capital (including, but not limited to, structured equity, distressed credit and opportunities arising due to market dislocation), collateralized loan obligation equity, other debt investments and “PIPE” (private investments in public equity) transactions;
•Secondary Investments: Certain secondary investments of AlpInvest Private Equity Investment Management, LLC
(“Carlyle AlpInvest”) which targets investments in private equity assets and private equity funds managed by third-
party managers and portfolios of direct private equity investments through privately negotiated transactions (typically structured through new investment vehicles) in the secondaries market and from time to time may include secondary market purchases of existing investments in Other Carlyle Accounts; and
•Primary Commitments: Capital commitments to investment funds managed by Carlyle or third-party managers.
The Fund may also invest in debt and other types of liquid securities (“Liquid Investments”). CPEP will generally seek to invest 80% to 90% of its net asset value (“NAV”) in Direct Investments, Secondary Investments, and Primary Commitments
and up to 10% to 20% of its NAV in Liquid Investments. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the
Nasdaq Global Select Market under the symbol “CG”.
CPEP expects to conduct a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”) to investors that are both (i) accredited investors (as defined in Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the 1940 Act and the rules thereunder).
As of June 30, 2025, CPEP has not yet commenced investment operations and activities, and, as a result, the Fund currently does not hold any investments and has not generated any revenues. A statement of operations, statement of changes in net assets, statement of cash flows and financial highlights have not been presented as the Fund has not commenced operations.
CPEP’s first fiscal period ends December 31, 2025.
CPEP General Partner, L.P., a Delaware limited partnership serves as the General Partner of the Fund (the “General
Partner”). Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s board of directors (the “Board”) with respect to periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain situations involving conflicts of interest. Carlyle Investment Management L.L.C.
(“CIM” or the “Investment Advisor”), a Delaware limited liability company, manages the Fund pursuant to the terms of the investment advisory agreement (see Note 3, Related Party Transactions). The Investment Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). Both the General Partner and the Investment Advisor are subsidiaries of The
Carlyle Group Inc.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statement has been prepared in accordance with accounting principles generally accepted in the United States
(“U.S. GAAP”) for interim financial information and the instructions to Form 10‐Q. The Fund is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”)
Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The
financial statement, including these notes, are unaudited and exclude some of the disclosures required in audited financial

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the financial statement is presented fairly and that estimates made in preparing its financial statement are reasonable and prudent.
Use of Estimates
The preparation of the financial statement in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Fund’s accounting policies. Actual results could differ from these estimates and such differences could be material.
Cash and Cash Equivalents
Cash and cash equivalents consist principally of cash and/or short term investments (overnight bank investments) which are readily convertible into cash and have original maturities of three months or less.
Organizational and Offering Costs
Organizational and offering costs will only be borne by CPEP when CPEP first accepts third-party investors and begins investment operations and activities (“Initial Closing”), at which time, costs associated with the organization of the Fund will be expensed as incurred. Costs associated with the offering of each of the Fund’s classes of units as described in Note 5, Net
Assets, will be capitalized as a deferred expense and included as an asset on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of June 30, 2025, third party investors have not been accepted and investment activities have not yet commenced, therefore organizational and offering expenses are not recorded in the accompanying Statement of Assets and Liabilities.
Income Taxes
No provision is made for federal, state, foreign or local income taxes, as income and losses are allocated to the individual shareholders who are responsible for reporting such and paying any taxes thereon. The Fund anticipates filing its initial tax return during 2026. There were no income taxes incurred by the Fund for the quarter ended June 30, 2025.
3. RELATED PARTY TRANSACTIONS
Partnership Agreement
CPEP has entered into a limited partnership agreement with the General Partner (the “Partnership Agreement”).
Incentive Allocation
The General Partner will be allocated and paid an incentive allocation (the “Incentive Allocation”) by CPEP equal to
12.5% of total return subject to a 5% annual hurdle rate and a high water mark with 100% catch-up. The Incentive Allocation will be measured on a calendar year basis, paid quarterly and accrued monthly. The Incentive Allocation may be paid to the
General Partner in cash, Class C Units and/or shares, units or interests of any Lower Fund or any combination of the foregoing.
Class C Units do not pay an Incentive Allocation.
Advisory Agreement
The Fund will enter into an investment advisory agreement (the “Advisory Agreement”) with the Investment Advisor, pursuant to which the Investment Advisor manages the Fund and supports the Fund in managing its investments. The
Investment Advisor will not make investment decisions on behalf of CPEP and does not have the authority to enter into contracts or commitments on behalf of CPEP.
Management Fee
In consideration for its investment management services, the Investment Advisor will be entitled to receive a management fee (the “Management Fee”) with respect to each class of units payable by CPEP, directly or indirectly through an Intermediate
Entity (including the Lower Funds), equal to, in the aggregate, 1.25% per annum of the NAV of the units attributable to such class of units, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the Incentive

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
Allocation, the Servicing Fee (defined below), pending unit redemptions for the month, any distributions and without taking into account accrued and unpaid taxes (whether paid, payable accrued or otherwise) of any Intermediate Entity (including corporations) through which CPEP indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month, as determined in the good faith judgment of the General Partner; provided, that (i) with respect to Anchor
Units, the Management Fee shall be waived for the first twelve (12) months following the Initial Closing and shall be equal to
0.75% of the month-end NAV attributable to the Anchor Units for twenty-four (24) months thereafter and (ii) with respect to
Early Investor Units, the Management Fee shall be equal to 0.75% per annum of the month-end NAV attributable to the Early
Investor Units for the first thirty-six (36) months following the Initial Closing. Class C Units do not pay a Management Fee.
The Investment Advisor may elect to receive the Management Fee in cash, Class C Units and/or shares, units or interests of any Lower Fund. See Note 5, Net Assets, for a definition and description of the Fund’s classes of units.
Dealer Manager Agreement
On July 25, 2025, the Fund and the Feeder entered into an agreement (the “Dealer Manager Agreement”) with TCG Capital
Markets L.L.C. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Exchange Act and a member of the
Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager will manage the
Fund’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of the Fund’s units. The Dealer Manager will also coordinate the Fund’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Fund’s offering, its investment strategies, material aspects of its operations, and subscription procedures.
The Dealer Manager will be entitled to receive a servicing fee (the “Servicing Fee”) monthly in arrears at an annual rate of the NAV of each class of Units as outlined in the following table:

Servicing Fee (per annum)	Classes of Units (1)
0.85%	Class S Units, Class A-S Units, Class E-S Units
0.25%	Class D Units, Class A-D Units, Class E-D Units
—%	Class I Units, Class A-I Units, Class E-I Units, Class C Units
________________
(1)See Note 5, Net Assets, for a description of the Fund’s classes of units.
The Servicing Fee will be calculated based on NAV as of the end of each month before giving effect to any accruals for the
Servicing Fee, redemptions, if any, for that month and distributions payable on Units. The Servicing Fee will be payable to the
Dealer Manager, but the Dealer Manager anticipates that all or a portion of the Servicing Fee will be retained by, or reallowed
(paid) to, participating brokers or other financial intermediaries.
The Fund will accrue the cost of the Servicing Fees, as applicable, for the estimated life of the relevant Units as an offering cost at the time such Units are sold.
Feeder
CPEP Feeder, L.P. (the “Feeder”) is a Delaware limited partnership formed on February 11, 2025 for the benefit of certain shareholders with particular tax characteristics. The Feeder intends to invest all or substantially all of its investable assets  in one or more entities treated as a corporation for U.S. federal income tax purposes (a “Corporation”), which, in turn, intends to invest all or substantially all of its investable assets in Class A-I, Class E-I and Class I Units of the Fund. The Feeder wholly owns CPEP Blocker, L.P. (the “Blocker”), a limited partnership formed on February 21, 2025, in accordance with the laws of the Cayman Islands, which is a Corporation for U.S. federal income tax purposes. Investors in the Feeder will indirectly bear, without duplication, their proportional share of the Fund’s expenses.
CPEP Lux
CPEP will invest alongside Carlyle Private Equity Partners - EU (“CPEP Lux”), a sub-fund of Carlyle Private Markets S.A.
SICAV – UCI Part II, and a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions. While the
Fund and CPEP Lux have substantially similar investment objectives and strategies and are expected to have overlapping investment portfolios, the Fund and CPEP Lux will be operated as distinct investment structures.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
Affiliates
The General Partner, Investment Advisor, Dealer Manager, Feeder, Blocker, CPEP Lux and any other vehicle sponsored, advised and/or managed by Carlyle, are affiliates of the Fund.
4. COMMITMENTS AND CONTINGENCIES
The Investment Advisor has agreed to advance organizational and offering costs on behalf of CPEP through the Initial
Closing and may, in its sole discretion, advance all or a portion of the Fund’s organizational and offering costs and/or other costs and expenses of the Fund’s operations (the “Expense Support”) through such date as determined by the Investment
Advisor. CPEP will reimburse the Investment Advisor for all such advanced expenses following the Initial Closing, subject to a specified expense cap and reimbursement limitations described below. As of June 30, 2025, the Investment Advisor has incurred approximately $3.4 million in organizational and offering costs on CPEP’s behalf. This amount will only be borne by
CPEP upon the Initial Closing and is subject to change. The Investment Advisor, in its sole discretion, may waive its right to reimbursement for any such advanced expenses.
Through and including the first twelve months following the Initial Closing, the Investment Advisor will agree to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Fund, to the extent necessary so that, for any fiscal year, the Fund’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Fund’s net assets (annualized) as of the end of each calendar month. The Fund will agree to repay the amount of any foregone
Management Fee and expenses paid, absorbed or reimbursed by the Investment Advisor during such twelve-month period, when and if requested by the Investment Advisor, but only if and to the extent that such Specified Expenses plus any recoupment do not exceed 0.60% of the Fund’s net assets (annualized) during the applicable month. The Investment Advisor may recapture a Specified Expense at any time, including in the same year it is incurred. This arrangement cannot be terminated prior to the first anniversary of the Initial Closing without the Board’s consent. Unless this arrangement is extended, after the first anniversary of the Initial Closing, CPEP will reimburse the Investment Advisor for any Expense Support that it has incurred on the Fund’s behalf as and when incurred, regardless of when such Expense Support was incurred and without regard to the 0.60% cap described above. “Specified Expenses” is defined to include all expenses incurred in the business of the Fund, including Organizational and Offering Expenses and Fund Expenses (as defined in the Partnership Agreement), with the exception of (i) the Management Fee, (ii) the Incentive Allocation, (iii) the Servicing Fee, (iv) Portfolio Company or joint venture level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vii) taxes, (viii) ordinary corporate operating expenses,
(ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Investment Advisor).
5. NET ASSETS
In connection with its formation, CPEP has the authority to issue an unlimited number of units of each class of units. CPEP expects to offer nine classes of units to investors, as follows:

Standard Units ..................	Class S Units, Class D Units, Class I Units
Anchor Units (1) ................	Class A-S Units, Class A-D Units, Class A-I Units
Early Investor Units (2) .....	Class E-S Units, Class E-D Units, Class E-I Units
___________________
(1)Available to investors in the Initial Closing of the Fund.
(2)Available to investors in closings which occur within one year of the Initial Closing.
Additionally, Class C Units (also referred to as “Carlyle Units”) will be available for certain Carlyle accounts that invest in the Fund as part of custom mandates and to Carlyle and certain of its affiliates and employees, officers and directors and other persons as determined by the General Partner in its discretion. The Carlyle Units will not be offered to other investors.
The primary differences among the classes of units relates to the Management Fee, the Servicing Fee, and upfront subscription fees (discussed below). See Note 3, Related Party Transactions, for further detail regarding the Management Fee and Servicing Fee by class of units.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
Certain financial intermediaries may charge investors upfront selling commissions, placement fees, subscription fees, or similar fees (“Subscription Fees”) of up to the following, as a percentage of NAV:

Subscription Fee	Classes of Units
3.00%	Class S Units, Class A-S Units, Class E-S Units
1.50%	Class D Units, Class A-D Units, Class E-D Units
—%	Class I Units, Class A-I Units, Class E-I Units, Class C Units
Units issued pursuant to the Fund’s distribution reinvestment plan are not subject to Subscription Fees. These Subscription
Fees are paid by investors outside of their investment in CPEP and are not reflected in CPEP’s NAV.
On March 28, 2025, the General Partner purchased 40 Class C Units at a price of $25.00 per unit. As of June 30, 2025, the
General Partner was CPEP’s sole shareholder.
The Fund’s units will be offered on a monthly basis and the purchase price per unit of each class will be equal to the NAV per unit for such class as of the last business day of the immediately preceding month. CPEP expects to determine its first NAV for each class of units as of the end of the first full month after the Initial Closing. Thereafter, the General Partner will determine the NAV for each class of units monthly and will prepare the valuations with respect to each investment in accordance with the valuation polices and procedures adopted by the Fund.
Redemption Program
At the discretion of the General Partner and in accordance with the Partnership Agreement, CPEP intends to implement a redemption program (the “Redemption Program”), pursuant to which it expects to offer to redeem in each quarter up to 3% of the Fund’s units outstanding (excluding the Class C Units), either by number of units or aggregate NAV. The Redemption
Program is expected to commence the quarter following the first anniversary of the Initial Closing.
Under the Redemption Program, the General Partner currently expects to redeem units quarterly using a purchase price equal to the NAV per unit as of the date specified in the redemption offer (the “Redemption Date”). Any redemption request for units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to 5% of the
NAV of the units being redeemed, calculated as of the Redemption Date, (the “Early Redemption Deduction”) for the benefit for CPEP and its Shareholders.
6. SUBSEQUENT EVENTS
On July 25, 2025, CPEP entered into the Dealer Manager Agreement as described in Note 3, Related Party Transactions.
On  August 4, 2025, CPEP entered into the Warehousing Agreement, as described below.
Warehousing Agreement
On August 4, 2025, CPEP and the Investment Advisor, in its capacity as investment advisor of CPEP entered into a
Warehousing Agreement with CPEP Seed Investments, L.P. (the “Warehouse Entity”), an affiliate of Carlyle. In order to support the development of CPEP, the Warehouse Entity has, and will continue to, warehouse investments that have been approved by the General Partner on behalf of CPEP over time as CPEP raises capital, subject in each case to the Warehouse
Entity’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). The Warehouse Entity has agreed to subsequently transfer to CPEP, and CPEP has agreed to acquire from the Warehouse Entity, such Approved Warehoused
Investments at a price as agreed to between the parties, subject to certain conditions, including that CPEP has sufficient capital to acquire such Approved Warehoused Investments. CPEP Lux is also expected to acquire Approved Warehoused Investments from the Warehouse Entity. The Investment Advisor will determine which and what portions of Approved Warehoused
Investments will be acquired by CPEP and CPEP Lux at each sale and transfer date.
CPEP will bear its proportionate share of (a) fees, costs, and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to CPEP, and (b) any broken deal expenses allocated by
Carlyle to the Warehouse Entity. The term of the Warehousing Agreement shall continue until terminated by a party upon at least thirty calendar days’ written notice to the other parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless context suggests otherwise, references in this report to “CPEP,” the “Fund,” “we,” “us,” and “our” refer to
Carlyle Private Equity Partners Fund, L.P. and references in this report to “Carlyle” refer collectively to The Carlyle Group
Inc. and its subsidiaries and affiliated entities. The following discussion and analysis should be read in conjunction with the financial statement and related notes included in this Quarterly Report on Form 10-Q.
OVERVIEW
CPEP was formed on February 11, 2025 as a Delaware limited partnership. We are a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of 1940, as amended. Our general partner, CPEP General Partner,
L.P. (the “General Partner”), and our investment advisor, Carlyle Investment Management L.L.C. (the “Investment Advisor”),
are affiliates of Carlyle.
Our investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private equity investments. We will seek to achieve our investment objective by providing access to Carlyle’s global private equity (“GPE”) platform, with an emphasis on its U.S., European, and
Asian corporate buyout strategies. We will also provide investors access to Secondary Investments through Carlyle AlpInvest, as well as certain other investment strategies, such as growth, infrastructure and, where appropriate, Global Credit. We expect to access these private equity investments in a variety of ways, including through:
•Direct Investments: Investments in companies and other private assets which may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, “PIK” (paid-in-kind) notes, mezzanine debt, hybrid capital (including, but not limited to, structured equity, distressed credit and opportunities arising due to market dislocation), collateralized loan obligation equity, other debt investments and “PIPE” (private investments in public equity) transactions;
•Secondary Investments: Certain secondary investments of Carlyle AlpInvest which targets investments in private equity assets and private equity funds managed by third-party managers and portfolios of direct private equity investments through privately negotiated transactions (typically structured through new investment vehicles) in the secondaries market and from time to time may include secondary market purchases of existing investments in Other
Carlyle Accounts; and
•Primary Commitments: Capital commitments to investment funds managed by Carlyle or third-party managers.
We may also invest in continuation vehicles sponsored by Carlyle or third-party managers and may invest alongside other third-party managers in investments acquired from Other Carlyle Accounts. Further, we may create, invest or co-invest with
Other Carlyle Accounts or third parties in platform arrangements, including existing companies or newly-formed investment vehicles, to pursue investment opportunities that may lead to the creation or expansion of Portfolio Companies. While we frequently expect to invest in or alongside Other Carlyle Accounts, we may be the sole Carlyle-sponsored vehicle participating in an investment.
Additionally, we may invest in debt and other types of liquid securities, including but not limited to loans, debt securities, public equities, shares and/or units of exchange traded funds, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, total return swaps, money market instruments, investment companies and cash and cash equivalents (each such transaction or series of transactions in single or multiple assets, a “Liquid Investment” and together with Direct Investments, Secondary Investments and Primary
Commitments, “Investments”), in each case in order to provide us with income, manage overall portfolio risk and to provide a potential source of liquidity for the Redemption Program.
We will generally seek to invest 80-90% of our NAV in a global portfolio of private equity investments consisting of
Direct Investments, Secondary Investments and Primary Commitments and up to 10-20% of our NAV in Liquid Investments.
Our Investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow of capital over a short period of time, the General Partner’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law. Certain Investments could be characterized by the General Partner, in its discretion, as either Direct Investments or Liquid Investments depending on the terms and characteristics of such Investments. For the avoidance of doubt, in the event that our Investments vary from the ranges indicated above for any reason, the General Partner shall have no obligation to sell any Investments or take any other action to remedy such variances and may determine to maintain a different target ratio in the future.

We may use financial leverage for any purpose, including to provide additional funds to support our investment activities, and leverage may be used more heavily in certain investment strategies, particularly during the initial ramp-up period. We do not intend to incur cash borrowings to finance the acquisition of an Investment if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by us for purposes of acquiring Investments to exceed 30% of our total assets, measured at the time we make such borrowings, except that such limit will not apply to the extent we incur borrowings to provide interim financing prior to the receipt of capital. In addition, there is, however, no limit on the amount we may borrow with respect to our Portfolio Companies or joint ventures that is not recourse to the Fund. During the initial ramp-
up period, our leverage may exceed such target. We may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition.
At the discretion of the General Partner and in accordance with our limited partnership agreement (as amended, restated or supplemented from time to time, the “Partnership Agreement”), we expect to implement a redemption program pursuant to which we expect to offer to redeem in each quarter up to 3% of Investor Units outstanding (either by number of Units or aggregate NAV) (the “Redemption Program”). The Redemption Program is expected to commence the quarter following the first anniversary of the Initial Closing (as defined below), although the General Partner retains discretion to commence the
Redemption Program prior to such date. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest, including, but not limited to, for tax, regulatory or other structuring reasons. As a result, the Redemption Program may not be available each quarter, such as when the
Redemption Program would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the Redemption Program, in each case as determined by the General
Partner in its sole discretion and in accordance with the Partnership Agreement.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
We plan to generate revenues primarily from our investments, including dividends, distributions and capital appreciation on our Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also plan to generate revenue in the form of interest and dividend income from our investments in Liquid Investments, which may be used to generate income, manage overall portfolio risk and provide a potential source of liquidity.
Expenses
Organizational and offering costs will only be borne by us when we first accept third-party investors and begin investment operations and activities (“Initial Closing”), at which time, costs associated with our organization will be expensed as incurred.
The Investment Advisor has agreed to advance organizational and offering costs on our behalf through the Initial Closing and may, in its sole discretion, advance all or a portion of our organizational and offering costs and/or other costs and expenses of our operations (the “Expense Support”) through such date as determined by the Investment Advisor. The Investment Advisor,
in its sole discretion, will determine the portion of the Expense Support that is attributable to the Fund, the Feeder, the
Intermediate Entities, the Lower Funds and any Parallel Fund. We will reimburse the Investment Advisor for all such advanced expenses following the Initial Closing, subject to a specified expense cap and reimbursement limitations described below. The
Investment Advisor, in its sole discretion, may waive its right to reimbursement for any such advanced expenses.
Through and including the first twelve months following the Initial Closing, the Investment Advisor will agree to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain of our expenses, to the extent necessary so that, for any fiscal year, our annual Specified Expenses (as defined below) do not exceed 0.60% of our net assets (annualized) as of the end of each calendar month. We will agree to repay the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Investment Advisor during such twelve-month period, when and if requested by the Investment
Advisor, but only if and to the extent that such Specified Expenses plus any recoupment do not exceed 0.60% of our net assets
(annualized) during the applicable month. The Investment Advisor may recapture a Specified Expense at any time, including in the same year it is incurred. This arrangement cannot be terminated prior to the first anniversary of the Initial Closing without the consent of our board of directors. Unless this arrangement is extended, after the first anniversary of the Initial Closing, we will reimburse the Investment Advisor for any Expense Support that it has incurred on our behalf as and when incurred, regardless of when such Expense Support was incurred and without regard to the 0.60% cap described above. “Specified
Expenses” is defined to include all expenses incurred in the business of the Fund, including Organizational and Offering
Expenses and Fund Expenses (as defined in the Partnership Agreement), with the exception of (i) the Management Fee, (ii) the
Incentive Allocation, (iii) the Servicing Fee, (iv) Portfolio Company or joint venture level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vii) taxes, (viii) ordinary corporate operating expenses, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Investment Advisor).
Our primary operating expenses following the Initial Closing are expected to include the payment of: (i) Management Fees payable to our Investment Advisor pursuant to the Advisory Agreement; (ii) the Incentive Allocation payable to our General
Partner; (iii) the Servicing Fee payable to the Dealer Manager; and (iv) all other costs and expenses of our operations. See Note
3, Related Party Transactions, to the financial statement included in this Quarterly Report on Form 10-Q for more information regarding the Management Fee, Incentive Allocation and Servicing Fee.
RESULTS OF OPERATIONS
As of the date of this report, we have not yet commenced investment operations and activities and, as a result, we currently do not hold any investments and have not generated any revenues.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We have not yet commenced commercial activities. The General Partner has made an initial capital contribution of $1,000 in cash, in exchange for 40 Class C Units. As of June 30, 2025, the General Partner was our only Shareholder.
We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary use of cash will be for (i) making Investments, (ii) the cost of operations, (iii) debt service of any borrowings,
(iv) periodic redemptions, including under the Redemption Program, and (v) cash distributions, if any, to the holders of our
Units.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
RECENT ACCOUNTING DEVELOPMENTS
Information regarding recent accounting developments and their impact on CPEP, if any, can be found in Note 2,
Significant Accounting Policies, to the financial statement included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We will be subject to financial market risks, including changes in fair values and interest rates. We plan to invest primarily in Investments. Many of our Investments will not have a readily available market price, and we will value these Investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with our Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each Investment while employing a consistently applied valuation process for the types of Investments we make.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a‐15(e) and 15d‐15(e) under the
Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal
Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost‐benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief
Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the
Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the
Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and
Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a‐15(f) and
15d‐15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Fund may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Fund is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Fund.
Item 1A. Risk Factors.
In addition to the other information set forth within this Quarterly Report on Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Amendment No. 2 to our Registration Statement on Form 10, filed with the SEC on August 6, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, filed on May 2, 2025).

10.1
Warehousing Agreement, dated as of August 4, 2025, by and among CPEP Seed Investments, L.P., Carlyle
Investment Management L.L.C., and Carlyle Private Equity Partners Fund, L.P. (Incorporated by reference to
Exhibit 10.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10, filed on August 6,
2025).

10.2
Dealer Manager Agreement, dated as of July 25, 2025, by and between Carlyle Private Equity Partners Fund
L.P., CPEP Feeder, L.P. and TCG Capital Markets L.L.C. (Incorporated by reference to Exhibit 10.1 to the
Registrant’s Current Report on Form 8-K, filed on July 25, 2025).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (included within the Exhibit 101 attachments).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.

Dated: August 8, 2025	By:	/s/ Charles E. Andrews, Jr.
Charles E. Andrews, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)