Form 10-Q
period 2025-09-30
Carlyle Private Equity Partners Fund, L.P.
filed 2025-11-13
CIK 2065337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 000-56746

Carlyle Private Equity Partners Fund, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	33-3814841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Pennsylvania Ave., N.W., Suite 220 South, Washington, DC 20004-2505	(202) 729-5626
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the
registrant was required to submit such files).    Yes  ☒    No  ☐
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
As of October 31, 2025, the registrant had the following limited partnership units outstanding: 29,000 Class A-S units, 868,860 Class
A-I units and 40,040 Class C units.

Carlyle Private Equity Partners Fund, L.P.

Part I.	Financial Information
Item 1.	Financial Statements
	Statement of Assets and Liabilities as of September 30, 2025 (unaudited) .....................................................	1
	Notes to Financial Statement (unaudited) ........................................................................................................	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ..........................	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk .........................................................................	11
Item 4.	Controls and Procedures ...................................................................................................................................	11
Part II.	Other Information
Item 1.	Legal Proceedings ............................................................................................................................................	13
Item 1A.	Risk Factors ......................................................................................................................................................	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .........................................................................	13
Item 3.	Defaults Upon Senior Securities ......................................................................................................................	13
Item 4.	Mine Safety Disclosures ...................................................................................................................................	13
Item 5.	Other Information .............................................................................................................................................	13
Item 6.	Exhibits .............................................................................................................................................................	14
	Signatures .........................................................................................................................................................	15

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
•the term “Feeder” refers to CPEP Feeder, L.P., a Delaware limited partnership;
•the term “General Partner” refers to CPEP GP, LLC, a Delaware limited liability company, our general partner;
•the term “Intermediate Entity” refers to entities (including corporations) used to acquire, hold or dispose of any investment asset or otherwise facilitate the Fund’s investment activities;
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
•the term “Portfolio Companies” refers to the companies in which the Fund invests; and

•the term “Shareholders” refers to holders of our limited partnership units (the “Units”). There are twelve classes of
Units (each a “Class”) available to investors through the Fund: Class A Units (“Class A Units”), Class S Units (“Class
S Units”), Class D Units (“Class D Units”) and Class I Units (“Class I Units” and together with Class A Units, Class S
Units and Class D Units, the “Standard Units”); Class A-A Units (“Class A-A Units”), Class A-S Units (“Class A-S
Units”), Class A-D Units (“Class A-D Units”) and Class A-I Units (“Class A-I Units” and together with Class A-A
Units, Class A-S Units and Class A-D Units, the “Anchor Units” ); Class E-A Units (“Class E-A Units”), Class E-S
Units (“Class E-S Units”), Class E-D Units (“Class E-D Units”) and Class E-I Units (“Class E-I Units” and together with Class E-A Units, Class E-S Units and Class E-D Units, the “Early Investor Units” and together with the Standard
Units and Anchor Units, the “Investor Units”). Additionally, Class C Units (“Class C Units”) are available for Other
Carlyle Accounts that invest in the Fund as part of custom mandates, and Class C Units and Class CG Units (“Class
CG Units”, and together with Class C Units, “Carlyle Units”) are available to Carlyle and certain of its affiliates and employees, officers and directors and other persons as determined by the General Partner in its discretion, and are not being offered to other investors.
The Fund is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS
Act”) and the Fund will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of
1933, as amended (the “1933 Act”).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
STATEMENT OF ASSETS AND LIABILITIES

September 30, 2025
Assets	(unaudited)
Cash and cash equivalents	$1,000
Total assets	$1,000
Liabilities
Total liabilities	$—
Commitments and contingencies
Net Assets
Class A units, unlimited units authorized, no units issued and outstanding	—
Class S units, unlimited units authorized, no units issued and outstanding	—
Class D units, unlimited units authorized, no units issued and outstanding	—
Class I units, unlimited units authorized, no units issued and outstanding	—
Class A-A units, unlimited units authorized, no units issued and outstanding	—
Class A-S units, unlimited units authorized, no units issued and outstanding	—
Class A-D units, unlimited units authorized, no units issued and outstanding	—
Class A-I units, unlimited units authorized, no units issued and outstanding	—
Class E-A units, unlimited units authorized, no units issued and outstanding	—
Class E-S units, unlimited units authorized, no units issued and outstanding	—
Class E-D units, unlimited units authorized, no units issued and outstanding	—
Class E-I units, unlimited units authorized, no units issued and outstanding	—
Class C units, unlimited units authorized, 40 units issued and outstanding	1,000
Class CG units, unlimited units authorized, no units issued and outstanding	—
Total net assets	1,000
Total liabilities and net assets	$1,000
See accompanying notes to this financial statement.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
1. ORGANIZATION
Carlyle Private Equity Partners Fund, L.P. (“CPEP” or the “Fund”), a Delaware limited partnership formed on February 11,
2025 (“Inception”), is a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of
1940, as amended (the “1940 Act”). CPEP’s investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private equity investments. CPEP seeks to achieve its investment objective by providing access to Carlyle’s global private equity (“GPE”) platform, with an emphasis on its U.S., European, and Asian corporate buyout strategies. CPEP will also provide investors access to Secondary Investments
(as defined below) through Carlyle AlpInvest, as well as certain other investment strategies, such as growth, infrastructure and, where appropriate, Global Credit. These investments may be made in a variety of ways, including through:
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
The Fund may also invest in debt and other types of liquid securities (“Liquid Investments”). CPEP generally seeks to invest 80% to 90% of its net asset value (“NAV”) in Direct Investments, Secondary Investments, and Primary Commitments
and up to 10% to 20% of its NAV in Liquid Investments. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the
Nasdaq Global Select Market under the symbol “CG”.
CPEP is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”) to investors that are both (i) accredited investors (as defined in
Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the 1940 Act and the rules thereunder).
As of September 30, 2025, CPEP had not yet commenced investment operations and activities, and, as a result, the Fund did not hold any investments and had not generated any revenues. A statement of operations, statement of changes in net assets, statement of cash flows and financial highlights have not been presented as the Fund had not commenced operations. CPEP’s first fiscal period ends December 31, 2025.
CPEP GP, LLC (the “General Partner”), a Delaware limited liability company, serves as the general partner of the Fund.
On September 2, 2025, CPEP General Partner, L.P. (the “Original General Partner”), a Delaware limited partnership which served as the original general partner of the Fund, assigned, transferred and conveyed all of its general partner interests in the
Fund to the General Partner. Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s board of directors (the “Board”) with respect to periodic reports under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”) and certain situations involving conflicts of interest, or other matters as deemed appropriate by the General Partner in its sole discretion. Carlyle Investment Management L.L.C. (“CIM” or the
“Investment Advisor”), a Delaware limited liability company, manages the Fund pursuant to the terms of the investment advisory agreement (see Note 3, Related Party Transactions). The Investment Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). Both the General Partner and the Investment Advisor are subsidiaries of The Carlyle Group
Inc.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
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
Organizational and Offering Costs
Organizational and offering costs will only be borne by CPEP when CPEP first accepts third-party investors and begins investment operations and activities (the “Initial Closing,” which occurred on October 1, 2025, as discussed in Note 6,
Subsequent Events), at which time, costs associated with the organization of the Fund will be expensed as incurred. Costs associated with the offering of each of the Fund’s classes of units as described in Note 5, Net Assets, will be capitalized as a deferred expense and included as an asset on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of September 30, 2025, third party investors had not been accepted and investment activities had not yet commenced, therefore organizational and offering expenses are not recorded in the accompanying Statement of Assets and
Liabilities.
Income Taxes
No provision is made for federal, state, foreign or local income taxes, as income and losses are allocated to the individual shareholders who are responsible for reporting such and paying any taxes thereon. The Fund anticipates filing its initial tax return during 2026. There were no income taxes incurred by the Fund for the quarter ended September 30, 2025.
3. RELATED PARTY TRANSACTIONS
Partnership Agreement
CPEP has entered into an Amended and Restated Limited Partnership Agreement with the General Partner (the
“Partnership Agreement”).
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
Class C Units and Class CG Units (collectively, the “Carlyle Units”) do not pay an Incentive Allocation.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
Advisory Agreement
The Fund has entered into an Investment Advisory Agreement (the “Advisory Agreement”) with the Investment Advisor, dated October 1, 2025, pursuant to which the Investment Advisor manages the Fund and supports the Fund in managing its investments. The Investment Advisor will not make investment decisions on behalf of CPEP and does not have the authority to enter into contracts or commitments on behalf of CPEP.
Management Fee
In consideration for its investment management services, the Investment Advisor will be entitled to receive a management fee (the “Management Fee”) with respect to each class of units payable by CPEP, directly or indirectly through an Intermediate
Entity (including the Lower Funds), equal to, in the aggregate, 1.25% per annum of the NAV of the units attributable to such class of units, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the Incentive
Allocation, the Servicing Fee (defined below), pending unit redemptions for the month, any distributions and without taking into account accrued and unpaid taxes (whether paid, payable accrued or otherwise) of any Intermediate Entity (including corporations) through which CPEP indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month, as determined in the good faith judgment of the General Partner; provided, that (i) with respect to Anchor
Units, the Management Fee shall be waived for the first twelve (12) months following the Initial Closing and shall be equal to
0.75% of the month-end NAV attributable to the Anchor Units for twenty-four (24) months thereafter and (ii) with respect to
Early Investor Units, the Management Fee shall be equal to 0.75% per annum of the month-end NAV attributable to the Early
Investor Units for the first thirty-six (36) months following the Initial Closing. Carlyle Units do not pay a Management Fee.
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

Servicing Fee (per annum)	Classes of Units (1)
0.85%	Class S Units, Class A-S Units, Class E-S Units
0.50%	Class A Units, Class A-A Units, Class E-A Units
0.25%	Class D Units, Class A-D Units, Class E-D Units
—%	Class I Units, Class A-I Units, Class E-I Units, Class C Units, Class CG Units
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
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
4. COMMITMENTS AND CONTINGENCIES
The Investment Advisor has agreed to advance organizational and offering costs on behalf of CPEP through the Initial
Closing and may, in its sole discretion, advance all or a portion of the Fund’s organizational and offering costs and/or other costs and expenses of the Fund’s operations (the “Expense Support”) through such date as determined by the Investment
Advisor. CPEP will reimburse the Investment Advisor for all such advanced expenses following the Initial Closing, subject to a specified expense cap and reimbursement limitations described below. As of September 30, 2025, the Investment Advisor has incurred approximately $4.3 million in organizational and offering costs on CPEP’s behalf. This amount will only be borne by
CPEP upon the Initial Closing and is subject to change. The Investment Advisor, in its sole discretion, may waive its right to reimbursement for any such advanced expenses.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
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
5. NET ASSETS
In connection with its formation, CPEP has the authority to issue an unlimited number of units of each class of units. CPEP expects to offer twelve classes of units to investors, as follows:

Standard Units ..................	Class A Units, Class S Units, Class D Units, Class I Units
Anchor Units (1) ................	Class A-A Units, Class A-S Units, Class A-D Units, Class A-I Units
Early Investor Units (2) .....	Class E-A Units, Class E-S Units, Class E-D Units, Class E-I Units
___________________
(1)Available to investors in the Initial Closing of the Fund.
(2)Available to investors in closings which occur within one year of the Initial Closing.
Additionally, Class C Units will be available for Other Carlyle Accounts (as defined in the Partnership Agreement) that invest in the Fund as part of custom mandates and Carlyle Units will be available to Carlyle and certain of its affiliates and employees, officers and directors and other persons as determined by the General Partner in its discretion. The Carlyle Units will not be offered to other investors.
The primary differences among the classes of units relates to the Management Fee, the Servicing Fee, and upfront subscription fees (discussed below). See Note 3, Related Party Transactions, for further detail regarding the Management Fee and Servicing Fee by class of units.
Certain financial intermediaries may charge investors upfront selling commissions, placement fees, subscription fees, or similar fees (“Subscription Fees”) of up to the following, as a percentage of NAV:

Subscription Fee	Classes of Units
3.00%	Class A Units, Class S Units, Class A-A Units, Class A-S Units, Class E-A Units, Class E-S Units
1.50%	Class D Units, Class A-D Units, Class E-D Units
—%	Class I Units, Class A-I Units, Class E-I Units, Class C Units
Units issued pursuant to the Fund’s distribution reinvestment plan are not subject to Subscription Fees. These Subscription
Fees are paid by investors outside of their investment in CPEP and are not reflected in CPEP’s NAV.
On March 28, 2025, the Original General Partner purchased 40 Class C Units at a price of $25.00 per unit, which were subsequently transferred to the General Partner. As of September 30, 2025, the General Partner was CPEP’s sole shareholder.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE FINANCIAL STATEMENT (unaudited)
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
6. SUBSEQUENT EVENTS
There have been no subsequent events that require recognition or disclosure in the financial statements, except as noted
below.
Unregistered Sale of Equity Securities
On October 1, 2025, the Fund completed its Initial Closing and the Fund sold unregistered limited partnership units (the
“Units”) to certain investors for aggregate consideration of approximately $23.4 million. The following table provides details on the Units sold to investors by the Fund:

Class	Number of Units Sold(1)	Aggregate Consideration(1)
Class A-I	868,860	$21,721,500
Class A-S	29,000	$725,000
Class C	40,000	$1,000,000
___________
(1)Unit and dollar amounts are rounded to the nearest whole number.
Investments
In October 2025, the Fund acquired Approved Warehoused Investments from the Warehouse Entity for a purchase price of
$21.2 million, in accordance with the terms of the Warehousing Agreement. The acquisitions included an investment purchased through a wholly-owned subsidiary of the Fund, which was formed October 1, 2025.
Investment Advisory Agreement
On October 1, 2025, the Fund entered into the Advisory Agreement with the Investment Advisor.
Amended and Restated Limited Partnership Agreement
On October 1, 2025, the Fund entered into the Partnership Agreement with the General Partner, and each of the Fund’s limited partners. The Partnership Agreement amended and restated the Fund’s initial Limited Partnership Agreement, dated as of February 11, 2025.

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
OVERVIEW
CPEP was formed on February 11, 2025 as a Delaware limited partnership. We are a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of 1940, as amended. Our general partner, CPEP GP, LLC (the
“General Partner”), and our investment advisor, Carlyle Investment Management L.L.C. (the “Investment Advisor”), are
affiliates of Carlyle.
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
We generally seek to invest 80-90% of our NAV in a global portfolio of private equity investments consisting of Direct
Investments, Secondary Investments and Primary Commitments and up to 10-20% of our NAV in Liquid Investments. Our
Investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow of capital over a short period of time, the General Partner’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law. Certain Investments could be characterized by the General Partner, in its discretion, as either Direct Investments or Liquid Investments depending on the terms and characteristics of such Investments. For the avoidance of doubt, in the event that our Investments vary from the ranges indicated above for any reason, the General Partner shall have no obligation to sell any Investments or take any other action to remedy such variances and may determine to maintain a different target ratio in the future.

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
At the discretion of the General Partner and in accordance with our Amended and Restated Limited Partnership Agreement
(as amended, restated or supplemented from time to time, the “Partnership Agreement”), we expect to implement a redemption program pursuant to which we expect to redeem in each quarter up to 3% of Investor Units and Class CG Units outstanding
(either by number of Units or aggregate NAV) (the “Redemption Program”). The Redemption Program is expected to commence the quarter following the first anniversary of the Initial Closing (as defined below), although the General Partner retains discretion to commence the Redemption Program prior to such date. The General Partner may amend or suspend the
Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest, including, but not limited to, for tax, regulatory or other structuring reasons. As a result, the Redemption Program may not be available each quarter, such as when the Redemption Program would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the Redemption Program, in each case as determined by the General Partner in its sole discretion and in accordance with the Partnership Agreement.
SUBSEQUENT NOTABLE TRANSACTIONS
On October 1, 2025, the Fund issued and sold Class A-I, Class A-S and Class C Units to investors for total consideration of
$23.4 million. Additionally, on October 1, 2025, the Fund entered into the Partnership Agreement and the Investment Advisory
Agreement (the “Advisory Agreement”) with the Investment Advisor.
In October 2025, the Fund acquired Approved Warehoused Investments from the Warehouse Entity for a purchase price of
$21.2 million, in accordance with the terms of the Warehousing Agreement. The acquisitions included an investment purchased through a wholly-owned subsidiary of the Fund, which was formed on October 1, 2025.
For additional information, see Note 6 to the financial statements included in Part I. Item 1. Financial Statements.
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
Expenses
Organizational and offering costs will only be borne by us when we first accept third-party investors and begin investment operations and activities (the “Initial Closing,” which occurred on October 1, 2025, as discussed above), at which time, costs associated with our organization will be expensed as incurred. The Investment Advisor has agreed to advance organizational and offering costs on our behalf through the Initial Closing and may, in its sole discretion, advance all or a portion of our organizational and offering costs and/or other costs and expenses of our operations (the “Expense Support”) through such date as determined by the Investment Advisor. The Investment Advisor, in its sole discretion, will determine the portion of the
Expense Support that is attributable to the Fund, the Feeder, the Intermediate Entities, the Lower Funds and any Parallel Fund.
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
RESULTS OF OPERATIONS
As of September 30, 2025, we had not yet commenced investment operations and activities and, as a result, we did not hold any investments and had not generated any revenues.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
On March 28, 2025, the Original General Partner made an initial capital contribution of $1,000 in cash, in exchange for 40
Class C Units, which were subsequently transferred to the General Partner. As of September 30, 2025, the General Partner was
our only Shareholder.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We had no operations as of September 30, 2025 and held no Investments as of such date. Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including changes in fair values, interest rates and exchange rates.
Fair Value Risk
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
Interest Rate Risk
We plan to invest in Liquid Investments to meet our liquidity needs. Our Liquid Investment portfolio will be exposed to interest rate risks and we may utilize a wide variety of derivative instruments to manage such risks. We expect to incur borrowings which may accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. In the event interest rates rise, the assumed cost of capital for our portfolio companies could increase under the discounted cash flow analysis, which could negatively impact such investment’s valuations.
These impacts could be substantial depending upon the magnitude of the change in interest rates and the length of time such rates remain elevated and may, in certain cases, offset positive increases in fair value changes on other investments. Further, increases in interest rates may over time result in lower valuations of certain debt investments whose interest rates are not variable.
Exchange Rate Risk
We expect to hold Investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. We may manage exposure to Investments in foreign currencies by hedging such risks.
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

3.2
Amended and Restated Limited Partnership Agreement of Carlyle Private Equity Partners Fund, L.P. dated as of October 1, 2025 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K,
filed on October 6, 2025).

10.1
Investment Advisory Agreement, dated as of October 1, 2025, between Carlyle Private Equity Partners Fund,
L.P. and Carlyle Investment Management L.L.C. (Incorporated by reference to Exhibit 10.1 to the
Registrant’s Current Report on Form 8-K, filed on October 6, 2025).

10.2
Warehousing Agreement, dated as of August 4, 2025, by and among CPEP Seed Investments, L.P., Carlyle
Investment Management L.L.C., and Carlyle Private Equity Partners Fund, L.P. (Incorporated by reference to
Exhibit 10.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10, filed on August 6,
2025).

10.3
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.

Dated: November 13, 2025	By:	/s/ Charles E. Andrews, Jr.
Charles E. Andrews, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)