Form 10-K
period 2025-12-31
Carlyle Private Equity Partners Fund, L.P.
filed 2026-03-30
CIK 2065337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act:

Class A-S Limited Partnership Units
Class A-D Limited Partnership Units
Class A-I Limited Partnership Units
Class E-S Limited Partnership Units
Class E-D Limited Partnership Units
Class E-I Limited Partnership Units
Class S Limited Partnership Units
Class D Limited Partnership Units
Class I Limited Partnership Units
Class C Limited Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such
files).    Yes  ☒    No  ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 31, 2025, there was no established public market for the registrant’s limited partnership units.
As of February 28, 2026, the registrant had the following limited partnership units outstanding: 29,000 Class A-S Units, 868,830 Class A-I Units,
1,519,737 Class E-I Units, 11,050 Class E-S Units  and 130,825 Class C units.
CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY
This report may contain forward-looking statements, which involve certain known and unknown risks and uncertainties.
Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,”
“anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. We assume no obligation to publicly update or revise any forward-
looking statements, whether as a result of new information, future events or otherwise, except as required by law.
References herein to “expertise” or any party being an “expert” are based solely on the belief of Carlyle, are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Carlyle. Additionally, any awards, honors, or other references or rankings referred to herein with respect to
Carlyle or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Carlyle and/
or any investment professional of Carlyle.
Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in “Part I, Item 1A. Risk Factors” in this report.
•An investment in the Fund guarantees no certainty of return. Carlyle cannot provide any assurance whatsoever that it will be able to choose, make and realize investments in any particular company or portfolio of companies. There can be no assurance that the Fund will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein.
•The Fund is a recently formed entity and therefore has limited operating history upon which an investor may evaluate its performance.
•We do not intend to list our Units on any securities exchange, and we do not expect a secondary market in our Units to develop. In addition, there are limits on the ownership and transferability of our Units. For example, we may restrict transfers that would violate the Securities Act of 1933, as amended (the “1933 Act”), any state securities laws or other applicable laws, cause us to lose our status as a partnership under the U.S. Internal Revenue Code of 1986, as amended
(the “Code”), or become required to register under the Investment Company Act of 1940, as amended (the “1940
Act”). As such, we can be described as illiquid in nature.
•In accordance with the Partnership Agreement (as defined below), we expect to implement a Unit redemption program for the Investor Units (the “Redemption Program”) commencing the quarter following the first anniversary of the
Initial Closing (as defined below), but there is no guarantee we will be able to make such redemptions. Furthermore, if we do make such redemptions, only a limited number of Units will be eligible for redemption and redemptions will be subject to available liquidity and other significant restrictions. This means that an investment in our Units will be more illiquid than other investment products or portfolios. In addition and subject to limited exceptions, any redemption requests of Units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to 5% of the value of the Units being redeemed (calculated as of the Redemption Date (as defined below)) (the
“Early Redemption Deduction”).
•Most of the Fund’s Investments (as defined below) will be highly illiquid, and there can be no assurance that the Fund will be able to realize a return on any Investment at any given time.
•An investment in our Units is not suitable for you if you need ready access to the money you invest.
•Shareholders are not entitled to nominate or vote in the election of the Fund’s directors. Further, Shareholders are not able to bring matters before meetings of Shareholders or nominate directors at such meeting, nor are they generally able to submit Shareholder proposals under Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the
“Exchange Act”). Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board (as defined below).

•The Partnership Agreement designates federal and state courts in the State of Delaware as the nonexclusive forum for actions or proceedings related to the Partnership Agreement or federal securities laws and the rules and regulations thereunder, which could limit our Shareholders’ ability to obtain a favorable judicial forum.
•The purchase and redemption price for our Units will be based on our NAV, calculated in accordance with a valuation policy that has been adopted by the Fund, and are not based on any public trading market. While there will be independent valuations of our Investments from time to time, the valuation of our Investments is inherently subjective and our NAV may not accurately reflect the actual price at which our Investments could be liquidated on any given day.
•The acquisition of Investments may be financed in substantial part by borrowing, which increases our exposure to loss.
The use of leverage involves a high degree of financial risk and will increase the exposure of the Investments to adverse economic factors.
•The activity of identifying, managing, monitoring, completing and realizing attractive private equity investments is highly competitive and involves a high degree of uncertainty. The availability of investment opportunities generally will be subject to market conditions. In particular, in light of changes in such conditions, including changes in long-
term interest rates, certain types of investment opportunities may not be available to us on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Carlyle.
•Investors have no assurance as to the degree of diversification of the Fund’s Investments, either by geographic region, industry, asset or transaction type. To the extent the Fund concentrates Investments in a particular issuer, industry, asset, security, or geographic region, the location in the capital structures of the issuers in which the Fund invests or other measures, Shareholders will be subject to concentration levels higher than currently targeted for the Fund, which concentration would result in the Shareholders’ Units being more susceptible to fluctuations in value resulting from adverse economic and business or market conditions.
•The General Partner and the Investment Advisor will have the sole responsibility over the management and conduct of the business of the Fund’s investment activities, and, other than as may be set forth herein and in the Partnership
Agreement, the investors in the Fund are placing their entire investment in the discretion of, and are dependent upon the skill and experience of, the General Partner and the Investment Advisor. The General Partner and the Investment
Advisor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Carlyle Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the General Partner and the Investment Advisor.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-
looking statements.
Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described herein in “Part 1. Item 1A. Risk Factors” and “Part II. Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov or on our website at www.carlyle.com/cpep. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

In this Annual Report on Form 10-K, except where the context suggests otherwise:
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
•the term “Investment Advisor” refers to Carlyle Investment Management L.L.C., our investment advisor;
•the term “Lower Funds” refers to CPEP Aggregator, Ltd., a Cayman Islands limited company, together with one or more additional vehicles that aggregate, or may in the future aggregate, the holdings or a portion of the holdings of the
Fund (including any successor vehicles thereto), directly or indirectly through one or more Intermediate Entities;
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
•the term “Portfolio Companies” refers to the companies in which the Fund invests; and
•the term “Shareholders” refers to holders of our limited partnership units (the “Units”). There are twelve classes of
Units (each a “Class”) available to investors of the Fund: Class A, Class S, Class D and Class I Units (collectively, the
“Standard Units”); Class A-A, Class A-S, Class A-D and Class A-I Units (collectively, the “Anchor Units” ); Class E-
A, Class E-S, Class E-D and Class E-I Units (collectively, the “Early Investor Units” and together with the Standard
Units and Anchor Units, the “Investor Units”). Additionally, Class C and Class CG Units (collectively, the “Carlyle
Units”) are available for Other Carlyle Accounts that invest in the Fund as part of custom mandates and to Carlyle and certain of its affiliates and employees, officers and directors and other persons as determined by the General Partner in its discretion, and are not being offered to other investors.
The Fund is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS
Act”) and the Fund will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of
1933, as amended (the “1933 Act”).
This report does not constitute an offer of the Fund or any other Carlyle fund or entity.

PART I
Item 1. Business
Overview
Carlyle Private Equity Partners Fund, L.P., a Delaware limited partnership formed on February 11, 2025, was established to provide eligible individual investors access to Carlyle’s global private equity (“GPE”) platform, with an emphasis on its U.S.,
European, and Asian corporate buyout strategies. The Fund also provides investors access to Secondary Investments (as defined below) through Carlyle AlpInvest, as well as certain other investment strategies, such as growth, infrastructure and, where appropriate, Global Credit (as discussed in more detail in “Investment Objective and Strategy” below). The Fund is a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act. Our General Partner, CPEP GP, LLC, and our
Investment Advisor, Carlyle Investment Management L.L.C., are affiliates of Carlyle. The Fund commenced investment operations on October 1, 2025.
We are conducting a continuous private offering (the “Private Offering”) of our Units in reliance on exemptions from the registration requirements of the 1933 Act to investors that are both (i) accredited investors (as defined in Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the 1940 Act and the rules thereunder). The Fund is structured as a perpetual life strategy, with monthly, fully funded subscriptions and quarterly redemption offers (upon commencement of the
Redemption Program), which we believe enables investors to manage exposure to the private equity asset class. We use the term “perpetual-life strategy” to describe the Fund’s perpetual nature with no maturity or termination date and that the Units are intended to be sold on a continuous basis at a price equal to the Fund’s monthly NAV per Unit.
Overview of Carlyle and Carlyle GPE
Carlyle is a global investment firm founded in 1987 and based in Washington, D.C. that deploys private capital across three business segments: Global Private Equity, Global Credit and Carlyle AlpInvest. Carlyle’s teams invest across a range of strategies that leverage deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs more than 2,500 people, including 770 investment professionals, operating out of 27 offices across four continents, and manages $477 billion of assets under management as of December 31, 2025.
Carlyle’s GPE business consists of its equity investing strategies, including Buyout and Growth Capital (“Corporate
Private Equity”) as well as Real Assets (including Real Estate, Infrastructure, Energy and Natural Resources). Carlyle’s GPE
segment is one of the world’s largest and most diversified private equity platforms, spanning industries, geographies and asset types. Since 1990, Carlyle has harnessed its global platform to transform businesses around the world, leveraging its full platform throughout all stages of the investment process including sourcing, due diligence and value creation. Carlyle’s GPE platform includes 430 investment professionals embedded in local markets committed to creating value where they live, work and invest.
Carlyle’s GPE investment teams are focused on identifying, sourcing, and executing on investment opportunities where they believe they have a competitive advantage and a differentiated approach to value creation. Carlyle’s philosophy is to prioritize depth over breadth, which has positioned it as a specialist within the sectors in which it believes it can make a distinct impact driving performance. Carlyle’s teams look to build better businesses by positioning companies for sustainable growth and driving transformational operational improvements which provide the fuel necessary to support that growth.
As of December 31, 2025, Carlyle’s GPE platform represents approximately $164 billion of assets under management in more than 275 active portfolio companies that employ over 700,000 people around the world.
Investment Objective and Strategy
Our investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private equity investments. We seek to achieve our investment objective by providing access to Carlyle’s GPE platform, with an emphasis on its U.S., European, and Asian corporate buyout strategies.
The Fund also provides investors access to Secondary Investments through Carlyle AlpInvest, as well as certain other investment strategies, such as growth, infrastructure and, in certain instances, Global Credit. We believe investors will benefit from the breadth and depth of Carlyle’s global investment platform, with the firm’s deep industry experience and unique value creation resources around the world. We seek to invest directly in transactions alongside Carlyle’s private equity funds to create a diversified portfolio of companies spanning geographies, industries, and strategies. We seek to participate in deals across the following sectors:
•Aerospace, Defense & Government Services
•Consumer, Media & Retail
•Energy
•Financial Services
•Healthcare
•Industrials & Transportation
•Infrastructure
•Technology
We access these private equity investments in a variety of ways, including through investments in companies and other private assets (“Direct Investments”) which may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, “PIK” (paid-in-
kind) notes, mezzanine debt, hybrid capital (including, but not limited to, structured equity, distressed credit and opportunities arising due to market dislocation), collateralized loan obligation equity, other debt investments and “PIPE” (private investments in public equity) transactions. We also participate in certain secondary investments of AlpInvest Private Equity Investment
Management, LLC (“Carlyle AlpInvest”) which targets investments in private equity assets and private equity funds managed by third-party managers and portfolios of direct private equity investments through privately negotiated transactions (typically structured through new investment vehicles) in the secondaries market and may from time to time make secondary market purchases of existing investments in Other Carlyle Accounts (collectively, “Secondary Investments”) and capital commitments to investment funds managed by Carlyle or third-party managers (“Primary Commitments”). We may also invest in continuation vehicles sponsored by Carlyle or third-party managers and may invest alongside other third-party managers in investments acquired from Other Carlyle Accounts. Further, we may create, invest or co-invest with Other Carlyle Accounts or third parties in platform arrangements, including existing companies or newly-formed investment vehicles, to pursue investment opportunities that may lead to the creation or expansion of Portfolio Companies. While we frequently invest in or alongside Other Carlyle Accounts, we may be the sole Carlyle-sponsored vehicle participating in an investment.
We may also invest in debt and other types of liquid securities, including but not limited to loans, debt securities, public equities, shares and/or units of exchange traded funds, collateralized debt obligations, collateralized loan obligations, asset-
backed securities, mortgage-backed securities and other securitized products, derivatives, total return swaps, money market instruments, investment companies and cash and cash equivalents (each such transaction or series of transactions in single or multiple assets, a “Liquid Investment” and together with Direct Investments, Secondary Investments and Primary
Commitments, “Investments”), in each case in order to provide us with income, manage overall portfolio risk and to provide a potential source of liquidity for the Redemption Program. Our investments in loans may be either through primary issuances or in secondary transactions, including potentially on a synthetic basis through the use of derivatives. Primary issuances refer to loans the Fund acquires directly from the borrower and secondary transactions refer to loans the Fund acquires that were made to the borrower from another lender. For the avoidance of doubt, the foregoing may include securities or loans of Carlyle portfolio companies. The General Partner may delegate to one or more third-party investment managers (each, a “Liquidity
Manager” certain authority and discretion to act on behalf of the Fund in making, managing and disposing the Fund’s Liquid
Investments. See “—The General Partner and the Investment Advisor.”
We generally seek to invest 80-90% of our NAV in a global portfolio of private equity investments consisting of Direct
Investments, Secondary Investments and Primary Commitments and up to 10-20% of our NAV in Liquid Investments. Our
Investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow of capital over a short period of time, the General Partner’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law. Certain Investments could be characterized by the General Partner, in its discretion, as either Direct Investments or Liquid Investments depending on the terms and characteristics of such Investments. For the avoidance of doubt, in the event that the Fund’s Investments vary from the ranges indicated above for any reason, the General Partner shall have no obligation to sell any Investments or take any other action to remedy such variances and may determine to maintain a different target ratio in the future.

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
Carlyle AlpInvest
Carlyle AlpInvest invests globally across the private equity spectrum, including large and middle market buyout, growth capital, venture capital, distressed, and energy, as well as private subordinated or mezzanine debt. These investments are generally executed within three investment strategies: direct investments in individual portfolio companies, secondary purchases of interests in funds and portfolio companies and direct subscriptions for interests in funds. Carlyle AlpInvest maintains separate investment teams dedicated to sourcing and executing on investments within each investment strategy.
Carlyle AlpInvest’s advisory services consist of investigating, identifying and evaluating investment opportunities, structuring, negotiating and making investments on behalf of its clients, managing and monitoring the performance of such investments and disposing of such investments, typically on a discretionary basis.
Carlyle AlpInvest’s Secondary Investments strategy seeks to construct private equity investment portfolios by purchasing interests in funds (including the related unfunded commitments) and interests in private equity portfolio companies in an effort to maximize risk-adjusted returns. Secondary Investment transactions and underlying asset types may include fund recapitalizations; the sale of limited partnership interests; spin-outs; GP-led secondary transactions; portfolio restructurings, including securitizations and joint ventures; secondary direct transactions; buyout, and venture capital. Carlyle AlpInvest’s
Secondary Investments strategy is focused on building high-quality portfolios with clear value creation and liquidity potential in an effort to achieve attractive cash-on-cash returns with a reduced risk profile. Carlyle AlpInvest targets funds that have invested in portfolio companies that have clear value creation opportunities and clearly identifiable exit potentials, with a preference for assets with near-term exit opportunities. Carlyle AlpInvest generally seeks to build a Secondary Investments portfolio with exposures across different general partners, vintage years, companies, geographies and industries; however, since
Secondary Investment transactions are often opportunistic, the Fund’s Secondary Investments portfolio may initially be more concentrated than desired.
The General Partner and the Investment Advisor
CPEP GP, LLC, a Delaware limited liability company, is the Fund’s General Partner. Overall responsibility for oversight of the Fund rests with the General Partner, subject to certain oversight rights held by the Fund’s board of directors (the
“Board”) with respect to the periodic reports under the Exchange Act and certain situations involving conflicts of interest. The
Investment Advisor, Carlyle Investment Management L.L.C., is a Delaware limited liability company with its business address at 1001 Pennsylvania Ave., N.W., Suite 220 South, Washington, D.C. 20004. The Investment Advisor is controlled by Carlyle and is registered as an investment adviser with the SEC under the U.S. Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). The Investment Advisor manages the Fund pursuant to the terms of the investment advisory agreement, dated as of October 1, 2025, by and between the Fund and the Investment Advisor (the “Advisory Agreement”).
Under the terms of the Advisory Agreement, the Investment Advisor is responsible for (i) sourcing and recommending investment opportunities, consistent with our investment objective and strategies, (ii) monitoring and evaluating our
Investments and (iii) providing such other services related thereto as the General Partner may reasonably request.
Each of the General Partner and the Investment Advisor is an affiliate of Carlyle and, as such, our General Partner and
Investment Advisor have access to the broader resources of Carlyle, subject to Carlyle’s policies and procedures regarding the management of conflicts of interest.
The General Partner may delegate to one or more Liquidity Managers certain authority and discretion to act on behalf of the Fund in making, managing and disposing of the Fund’s Liquid Investments; however, no such delegation is currently in place. The General Partner will determine the portion of the Fund’s Liquid Investments that is managed by any such Liquidity
Manager and monitor the Liquidity Manager’s performance of such functions. The General Partner may provide certain investment parameters to any such Liquidity Manager and may instruct the Liquidity Manager to liquidate certain Investments as needed or desired, but would not be expected to exercise investment-level discretion for the portion of the Liquid

Investments managed by the Liquidity Manager. In consideration for its services, the Liquidity Manager would be entitled to receive a fee payable by the Fund as a Fund Expense in an amount to be agreed upon between the General Partner and the
Liquidity Manager from time to time. Any such arrangement will be subject to review and approval of the Board.
The Board
Our Board consists of five members, three of whom are independent of Carlyle and the Fund (each, an “Independent
Director”). The status of an Independent Director is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual. The Board is responsible for overseeing the Fund’s periodic reports under the Exchange Act and certain conflicts of interest related to Carlyle in accordance with the provisions of the Fund’s
Amended and Restated Limited Partnership Agreement, dated as of October 1, 2025 (as amended, restated or supplemented from time to time, the “Partnership Agreement”) and any policies of the General Partner.
Specifically, the Independent Directors (i) review and approve or disapprove any potential conflicts of interest in any transaction or relationship between the Fund and the General Partner or any employee or affiliate thereof that the General
Partner determines to present to the Independent Directors and (ii) review and approve any matter (x) for which approval is required under the Advisers Act, including Sections 205(a) and 206(3) thereof, (y) as provided for under the Partnership
Agreement or (z) as deemed appropriate by the General Partner.
Each director serves a term of three years, which is renewable by the General Partner in its sole discretion. The General
Partner may appoint additional directors, including Independent Directors, to the Board from time to time. The General Partner has the right to change or replace any Independent Director for cause (as defined in the Partnership Agreement) and any director other than an Independent Director with or without cause. See “Part III. Item 10. Directors, Executive Officers and
Corporate Governance—Biographical Information” for further information regarding the members of the Board.
The Fund also has an audit committee (the “Audit Committee”) comprised solely of the Independent Directors. The Audit
Committee is responsible for approving the Fund’s auditor and approving the Fund’s financial statements, among other matters.
Compensation of the Investment Advisor and the General Partner
Management Fee
In consideration for its investment management services, the Investment Advisor is entitled to receive a management fee
(the “Management Fee”) with respect to each Class of Investor Units payable by the Fund directly or indirectly through an
Intermediate Entity (including any Lower Funds) equal to, in the aggregate, 1.25% of the NAV of the Units attributable to such
Class per annum, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the Incentive
Allocation, the Servicing Fee, pending Unit redemptions for the month, any distributions and without taking into account accrued and unpaid taxes (whether paid, payable accrued or otherwise) of any Intermediate Entity (including corporations)
through which CPEP indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month, as determined in the good faith judgment of the General Partner; provided, that (i) with respect to Anchor Units, the
Management Fee shall be waived for the first twelve (12) months following the first close of third-party capital into the Fund
(the “Initial Closing,” which occurred on October 1, 2025) and shall be equal to 0.75% of the month-end NAV attributable to the Anchor Units for twenty-four (24) months thereafter and (ii) with respect to Early Investor Units, the Management Fee shall be equal to 0.75% per annum of the month-end NAV attributable to the Early Investor Units for the first thirty-six (36) months following the Initial Closing. Carlyle Units do not pay a Management Fee.
The Investment Advisor may elect to receive the Management Fee in cash, Class C Units and/or shares, units or interests of any Lower Fund. If the Management Fee is paid in Class C Units, such Units may be redeemed at the Investment Advisor’s request and will not be subject to the volume limitations of the Redemption Program or the Early Redemption Deduction but
will be subject to a separate redemption arrangement.
Incentive Allocation
The General Partner or an affiliate thereof (the “Recipient”), directly or indirectly through a Lower Fund or an Intermediate
Entity, is allocated and paid as a distribution an incentive allocation (the “Incentive Allocation”) equal to 12.5% of the total return, subject to a 5.0% annual hurdle amount and a high water mark with a 100% catch-up. Such allocation is measured on a calendar year basis, paid quarterly and accrued monthly (subject to pro-rating for partial periods). The Incentive Allocation is calculated based on the Fund’s NAV attributable to Investor Units. The Recipient may elect to receive the Incentive Allocation in cash, Class C Units and/or shares, units or interests of any Lower Fund or any combination of the foregoing. Carlyle Units do not pay an Incentive Allocation.
Investment Process
Carlyle believes its successful Corporate Private Equity investment track record is the result of a consistent and disciplined application of its investment process, which has been enhanced over more than 35 years of investing. To help ensure a consistent approach to investing, a standard investment decision-making and approval process is generally followed for all
Corporate Private Equity investments.
•Due Diligence & Approval – Investments are identified and sourced by the relevant investment team, which leads a rigorous due diligence process with support from relevant experts at Carlyle and from various third-party service providers. Upon completion of due diligence, the investment team generally evaluates the transaction with a focus on:
(i) value creation opportunities; (ii) company’s financial profile; (iii) sector and company’s market position therein;
(iv) reputation of shareholders and management; (v) portfolio fit; (vi) exit opportunities and risks; and (vii) other key factors highlighted by the investment team. Upon completion of due diligence and various rounds of preliminary discussions with fund heads, investments are ultimately evaluated and approved or declined by each respective fund’s investment committee.
•Value Creation – Following a new investment, the investment team works closely with One Carlyle resources and portfolio company management teams to drive value creation. The Corporate Private Equity deal teams are responsible for leading an investment through the full deal lifecycle – from sourcing to exit – working closely with the functional experts in our capital markets and Global Portfolio Solutions teams to drive value creation. Carlyle typically pursues a strategy of active engagement with portfolio companies through its board-level leadership and frequent interaction with management.
•Exit Strategies – Exit decisions are made by the deal teams, in concert with the fund heads and the investment committee, typically when a portfolio company has achieved its commercial objectives, including the realization of a target return on investment, along with various other factors.
An overview of the investment process is presented in the figure below.
Deal Lifecycle (1)
___________
(1)For illustrative purposes only and subject to change. There can be no assurance that the Fund will be able to implement its investment strategy or value creation plan for any particular investment or achieve its investment objectives.
CPEP Investment Committee
All Fund investments will be reviewed and approved by the CPEP investment committee (the “CPEP Investment
Committee”), which consists of some of the most senior and experienced investors at Carlyle. Given that investments generally will have been previously evaluated and approved by Carlyle’s private funds’ investment committees, the principal role of the
CPEP Investment Committee is to ensure allocations are selected and sized consistent with CPEP’s investment mandate, portfolio construction targets, and risk management objectives. For further information regarding the CPEP Investment
Committee, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Committees—CPEP Investment
Committee.”

Competition
Identifying, managing, monitoring, completing and realizing attractive private equity investments that fall within CPEP’s investment mandate is highly competitive and involves a high degree of uncertainty. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of CPEP’s strategy depends, is highly competitive. We believe Carlyle’s position as a leading private equity investor with scale, experienced investment teams and strong sourcing capabilities will help us compete for quality investment opportunities and that Carlyle’s operational expertise will help our Portfolio Companies compete in their respective markets. Carlyle competes for investment opportunities and potential joint venture partners with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), hedge funds, sovereign wealth funds and other investors. In addition, certain Other Carlyle Accounts that have investment objectives that are adjacent to or overlap with ours (whether now in existence or subsequently established), and Carlyle or such Other Carlyle Accounts may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Carlyle Accounts or otherwise receive allocations of investments otherwise appropriate for us (including, for example, Other Carlyle Accounts established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market.
Leverage
CPEP may use financial leverage to provide additional funds to support its investment activities, and expects to use entity level debt (incurred by the Fund or indirectly through one or more special purpose vehicles or Intermediate Entities), such as revolving credit facilities and/or asset-backed credit facilities, and expect that Portfolio Companies will utilize asset level debt financing (debt at the Portfolio Company or joint venture level). The Fund does not intend to incur cash borrowings to finance the acquisition of an Investment if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Fund for purposes of acquiring Investments to exceed 30% of the Fund’s total assets, measured at the time the Fund makes such borrowings. There is, however, no limit on the amount the Fund may borrow with respect to
Portfolio Companies or joint ventures that is not recourse to the Fund. For the avoidance of doubt, the foregoing shall not apply
(i) to borrowings incurred to provide interim financing prior to the receipt of capital or (ii) during the initial ramp-up period of the Fund. The Fund may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition.
The Fund may borrow money for any purpose related to the Fund, including for acquisition purposes, to pay operating expenses, to make distributions, to finance the redemption of Units pursuant to any Unit redemptions (including Class C Units received by the Recipient with respect to the Incentive Allocation and/or the Investment Advisor with respect to the
Management Fee), and otherwise to provide the Fund with temporary liquidity. From time to time, the Fund may borrow from the General Partner and its affiliates; provided, that any such borrowings from the General Partner or its affiliates shall be on terms at least as favorable to the Fund as those available from unaffiliated third parties; provided, further, that the terms of any borrowings from the General Partner or its affiliates at the Quarterly Base Rate (as defined in the Partnership Agreement) plus any out-of-pocket expenses incurred by the General Partner or its affiliates in connection with providing such borrowing, shall be conclusively presumed to be on such basis and for the avoidance of doubt and notwithstanding anything to the contrary such borrowings shall not require any further action or approval under the Partnership Agreement.
Term
The Fund intends to continue in existence indefinitely but is subject to earlier dissolution and termination as described in the Partnership Agreement.
Distribution Reinvestment Plan
The Fund does not expect to make distributions on a regular basis. In the event the Fund makes any distributions, the Fund has adopted an “opt out” distribution reinvestment plan (“DRIP”), pursuant to which the Fund will reinvest all cash distributions authorized by the General Partner on behalf of Shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the General Partner authorizes, and the Fund declares, a cash distribution, then Shareholders who have not opted out of the DRIP will have their cash distributions automatically reinvested in additional Units (a
“Reinvestment”) as described below, rather than receiving the cash distribution. Distributions on fractional Units (whether made through the DRIP or paid in cash) will be credited to each participating Shareholder’s account to three decimal places.
Units received through the DRIP will not be subject to the Early Redemption Deduction. The number of Units issued pursuant to a Reinvestment will be based on the NAV of the relevant Class of Units as of the Reinvestment date. Shareholders will not pay a Subscription Fee (as defined below) as a result of a Reinvestment. However, the Servicing Fee, if applicable, will apply to such Units and the Fund will pay its transfer agent (“Transfer Agent”) fees under the DRIP.
If a Shareholder seeks to terminate its participation in the DRIP, notice of termination must be received by the Transfer
Agent five (5) Business Days (as defined below) in advance of the first calendar day of the next month in order for a
Shareholder’s termination to be effective for such month. Any transfer of Units by a participant to a non-participant will terminate participation in the DRIP with respect to the transferred Units. If a participant elects to have its Units redeemed in full, any Units issued to the participant under the DRIP subsequent to the expiration of the redemption offer will be considered part of the participant’s prior redemption request, and the participant’s participation in the DRIP will be terminated as of the valuation date of the applicable redemption offer. Any distributions to be paid to such Shareholder on or after such date will be paid in cash on the scheduled distribution payment date.
Redemption Program
At the discretion of the General Partner and in accordance with the Partnership Agreement, CPEP expects to implement a
Redemption Program pursuant to which it expects to offer to redeem in each quarter up to 3% of Investor Units and Class CG
Units outstanding (either by number of Units or aggregate NAV). The General Partner may, in its sole discretion and in accordance with the Partnership Agreement, cause the Fund to offer to redeem Units in an amount that exceeds the 3%
quarterly redemption limitation in any calendar quarter. Class C Units are not subject to the Redemption Program, including with respect to any redemption limits. The Fund has adopted a separate arrangement to redeem Class C Units. See “—
Redemption Arrangement for Class C Units.”
The Redemption Program is expected to commence the quarter following the first anniversary of the Initial Closing, although the General Partner retains discretion to commence the Redemption Program prior to such date. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest, including, but not limited to, for tax, regulatory or other structuring reasons. As a result, the Redemption Program may not be available each quarter, such as when the Redemption Program would place an undue burden on the Fund’s liquidity, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the Redemption
Program, in each case as determined by the General Partner in its sole discretion and in accordance with the Partnership
Agreement.
Under the Redemption Program, to the extent the General Partner opts to redeem Units in any particular quarter, the
General Partner currently expects to redeem Units quarterly using a purchase price equal to the NAV per Unit as of a date specified in the redemption offer (the “Redemption Date”), subject to the Early Redemption Deduction, and as further described in the Partnership Agreement.
If the General Partner determines to redeem some but not all of the Units submitted for redemption during any quarter,
Units submitted for redemption during such quarter will be redeemed on a pro rata basis after the Fund has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, Shareholders must resubmit their redemption request in the next quarterly redemption period, or upon the recommencement of the Redemption Program, as applicable. The Fund will have no obligation to redeem Units, including if the redemption would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent the Fund from accommodating all redemption requests made in any quarter. Any exchange of a
Class of Units for an equivalent aggregate NAV of another Class of Units will not be subject to, and will not be treated as redemptions for the calculation of, the 3% quarterly limitation on redemptions and will not be subject to the Early Redemption
Deduction. For the avoidance of doubt, if a Shareholder’s redemption request is pro-rated in a quarterly redemption offer, the
Shareholder will remain in the Fund’s DRIP unless such Shareholder has “opted out” of the DRIP as described in “Distribution
Reinvestment Plan” above.
Any redemption request for Units that have not been outstanding for at least two (2) years will be subject to an Early
Redemption Deduction equal to 5% of the NAV of the Units being redeemed (calculated as of the Redemption Date) for the benefit of CPEP and therefore indirectly the Shareholders. The two-year holding period is measured as of the subscription closing date immediately following the prospective Redemption Date. For illustrative purposes, a Shareholder that acquires
Units on October 1 would not be subject to an Early Redemption Deduction for participating in a redemption offer that has a valuation date of September 30 two years later (or anytime thereafter).
The General Partner may, from time to time, waive the Early Redemption Deduction in its discretion, including without limitation in the case of redemptions resulting from death, qualifying disability or divorce, in the case of redemptions arising from the rebalancing of a model portfolio sponsored by a financial intermediary, trade or operational errors and in certain other circumstances. Units received through the DRIP will not be subject to the Early Redemption Deduction. In addition, Units may be sold to certain feeder funds or Parallel Funds primarily created to hold the Fund’s Units that in turn offer interests in such feeder funds or Parallel Funds to non-U.S. persons or certain U.S. tax-exempt persons. For such feeder funds or Parallel Funds and similar arrangements in certain markets, the General Partner may determine not to apply the Early Redemption Deduction to the feeder funds or Parallel Funds or underlying investors, often because of administrative or systems limitations.
All questions as to the applicability of the Early Redemption Deduction to specific facts and the validity, form, eligibility
(including time of receipt of required documents) of a qualification for an exemption from the Early Redemption Deduction will be determined by the General Partner, in its sole discretion, and its determination shall be final and binding.
Redemption Arrangement for Class C Units
The General Partner has adopted an arrangement to redeem any Class C Units acquired by Carlyle or its affiliates on the last calendar day of each month. On each such date, the Fund expects to offer to redeem Class C Units from Carlyle and its affiliates up to an aggregate NAV (the “Monthly Redemption Amount”) equal to (i) the net proceeds from new subscriptions accepted during such month less (ii) the aggregate redemption amount (excluding any amount of the aggregate redemption price paid using Excess Operating Cash Flow) of Units redeemed by the Fund in such month, if any, pursuant to the Redemption
Program. In addition to the Monthly Redemption Amount for the applicable month, the Fund will offer to redeem any Monthly
Redemption Amounts from prior months that have not yet been redeemed. The price per Class C Unit for redemptions will be the NAV per Class C Unit as of the immediately preceding month. This redemption arrangement is not subject to any time limit and will continue indefinitely. “Excess Operating Cash Flow” means, for any given quarter, the Fund’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to Shareholders.
Notwithstanding the foregoing, no redemption offer will be made to Carlyle or its affiliates during any month in which (1)
the 3% quarterly redemption limitation of the Redemption Program has been decreased or (2) the full amount of all Units requested to be redeemed under the Redemption Program is not redeemed. Additionally, the Fund may elect not to offer to redeem Units from Carlyle or its affiliates, or may offer to redeem less than the Monthly Redemption Amount, if, in the General
Partner’s judgment, offering to redeem the full Monthly Redemption Amount would place an undue burden on the Fund’s liquidity, adversely affect its operations or risk having an adverse impact on the Fund as a whole. Further, the General Partner may modify, suspend or terminate this share redemption arrangement if it deems such action to be in the best interests of the
Fund and the best interests of its Shareholders.
Emerging Growth Company
We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the 1933 Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Units that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than
$1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Once we are no
longer an emerging growth company, so long as our Units are not traded on a securities exchange, we will continue to be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the General Partner, the Investment Advisor and/or their affiliates pursuant to the terms of the Advisory Agreement and the Partnership Agreement. See “—The General Partner and the Investment Advisor.”
Reporting Obligations
We make available on our website, www.carlyle.com/cpep, our annual reports on Form 10-K, quarterly reports on Form
10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information.
Our website also contains additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this report. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible thorough and posted on our website.

Item 1A. Risk Factors
Prospective investors should be aware that an investment in the Fund involves a high degree of risk, and is suitable only for those investors who have the financial sophistication and expertise to evaluate the merits and risks of an investment in the
Fund and for which the Fund does not represent a complete investment program. There can be no assurance that the Fund’s investment objective or targeted returns will be achieved, that the Fund will otherwise be able to carry out its investment program successfully, or that a Shareholder will receive a return of its capital. In addition, there will be occasions when the
General Partner, the Investment Advisor and/or their respective affiliates encounter potential conflicts of interest in connection with the Fund. All references to the Fund shall also include references to the Feeder, as the context requires.
The following discussion enumerates certain, but not all, risk factors and potential conflicts of interest that should be carefully evaluated before making an investment in the Fund; however, they should not be seen as an exhaustive list of potential risks or conflicts. Additional risks and uncertainties not currently known to the Fund also may have a negative or adverse effect, which could be material, on the performance of the Fund and the value of the Units. The long-term strategy of the Fund increases the likelihood that the Fund will be impacted by one or more of the risks described herein and the extent of any such impact. The following includes a discussion of Carlyle’s current view on certain matters relating to the operation of the Fund, as well as related interpretations of certain matters arising under the Partnership Agreement. By acquiring Units in the Fund, each Shareholder will be deemed to have acknowledged and consented to the same. The order in which the risks are presented below is not intended to provide an indication of the likelihood of their occurrence or of their magnitude or significance.
Additionally, many of the risk factors described herein will be applicable in connection with the investments made by third-
party investment funds in which the Fund may participate, even if such investments are not specifically discussed in such risk factors. Prospective investors are urged to review this report carefully and in its entirety and consult with their professional advisors before investing in the Units. These risks and potential conflicts of interest include, but are not limited to, those described herein.
Because the Fund may invest in and/or alongside certain Other Carlyle Accounts (which, for all purposes of this Item 1A., includes Carlyle proprietary vehicles), the risk factors described herein may apply to the Fund’s Direct Investments, Secondary
Investments and Primary Commitments in and/or alongside Other Carlyle Accounts and all references to the Fund shall include references to the relevant Other Carlyle Accounts alongside and through which the Fund may invest, as the context so requires. Additionally, many of the risk factors described herein will be applicable in connection with investments made by third-party investment funds and third-party managers in which the Fund may participate, even if such investments are not specifically discussed in such risk factors. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Partnership Agreement.
RISKS RELATED TO THE MACROECONOMIC AND GEOPOLITICAL ENVIRONMENT
The success of the Fund’s activities will be affected by general economic and market conditions.
Turmoil such as that experienced by the U.S. and global financial markets as a result of the ongoing wars in Ukraine and the Middle East, the COVID-19 pandemic, the highly uncertain nature, timing and effects of potential future changes to the current legal and regulatory framework affecting financial institutions under the current U.S. government administration and recent collapses of financial companies, illustrates the risk that the financial markets can experience uncertainty, volatility and instability, potentially for protracted periods of time. Lending and the global credit markets continue to experience substantial volatility, disruption, liquidity shortages and to some extent financial instability. There can be no assurances that conditions in the global financial markets will not worsen and/or adversely affect one or more of the Fund’s Investments (including with respect to performing under or refinancing their existing obligations), its access to capital or leverage, the Fund’s ability to effectively deploy its capital or realize investments on favorable terms or its overall performance. Please see “—Recent developments in the banking sector could adversely affect the Fund, its Investments or their respective financial performance”
and “—Public health emergencies may materially and adversely impact the Fund and its Portfolio Companies” below for additional important considerations regarding global economic conditions.
The success of the Fund’s activities will be affected by the continued economic volatility as well as general economic and market conditions or other events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability and cost of credit, inflation rates, availability and cost of energy, economic uncertainty, slowdown in global growth, changes in applicable laws and regulations (including laws relating to taxation of the Fund’s investments), diseases, pandemics, or other severe public health events, trade barriers, tariffs, commodity prices, currency exchange rates and controls, national and international political circumstances (including government contract terminations or funding pauses, government agency closures, government shutdowns, wars, terrorist acts, or security operations), geopolitical tensions and instability (including realignment of alliances), social unrest, supply chain pressures, and the effects of climate change.

The Fund’s investment strategy, the availability of opportunities satisfying the Fund’s risk-adjusted return parameters relies in part on the continuation of certain trends and conditions observed in the financial markets and in some cases the improvement of such conditions. Trends and historical events do not imply, forecast or predict future events. There can be no assurance that the assumptions made or the beliefs and expectations currently held by the General Partner will prove correct and actual events and circumstances may vary significantly.
Recent volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and the U.S., Europe, and Asia markets in particular. The extent and duration of such volatility, to the private equity industry and global markets as a whole, is currently unknown. For this reason, valuations in this environment are subject to heightened uncertainty and subject to numerous subjective judgments, any or all of which could turn out to be incorrect. Moreover, a recession, slowdown and/or sustained downturn in the global economies (or any particular segment thereof) or weakening of credit markets will adversely affect the Fund’s profitability, impede the ability of the Fund’s Portfolio Companies to perform under or refinance their existing obligations, and impair the Fund’s ability to effectively exit Investments on favorable terms. Any of the foregoing events could result in substantial or total losses to the
Fund in respect of certain Investments, which losses will likely be exacerbated by the presence of leverage in a particular
Portfolio Company’s capital structure and may adversely impact General Partner’s, the Fund’s and Carlyle’s ability to identify and execute investments on attractive terms. Carlyle itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry in particular or of the U.S., Europe, Asia, and/or global economies generally.
Prospective investors should note that performance and other numerical information contained in this report, including without limitation, market data, have not been updated through the date hereof. For example, Carlyle believes that certain market data and information is likely to have recently changed from that included herein, but is not yet available.
Ongoing armed conflicts, such as between Russia and Ukraine and Israel and Hamas, including recent escalations of the conflict in the Middle East and Southwest Asia, and continued and escalating political unrest in various other countries around the globe may have a material adverse impact on us and our portfolio companies.
United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, recent escalation of conflict in the Middle East and Southwest Asia and continued
political and social unrest in various countries, such as Venezuela and Mexico, which have led, are currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Most recently, on February 28, 2026, the United States and Israel launched a major assault on Iran with the stated aim of toppling the regime in Tehran, triggering regional Iranian retaliation across the Gulf, including attacks against targets in Qatar, the United Arab Emirates (UAE), Kuwait, Bahrain and Saudi Arabia. An escalation in this or other global conflicts may have a material adverse impact on the Fund, its portfolio companies and the market generally, including as a result of intense regional and global military and/or economic retaliation, major maritime disruptions in the Strait of Hormuz, and large-scale cyber warfare.
Consider, for example, responses to the ongoing Russia-Ukraine conflict – the North Atlantic Treaty Organization
(“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European
Union and other countries announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial
Telecommunication (SWIFT) payment system. Certain countries, including the United States, have provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in
Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies.
Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of conflict in the Middle East and
Southwest Asia and subsequent sanctions or related actions, may lead to increased volume and price volatility. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, to the extent that we, our portfolio companies, third party service providers, investors, or related customer bases have material operations or assets in such conflict zones, they may be materially adversely affected.
Uncertain geopolitical events present material uncertainty and risk with respect to the Fund and the performance of its
Investments or operations, and the ability of the Fund to achieve its investment objectives.
International and/or local geopolitical events are likely to influence the Fund’s Investments. Such geopolitical events, including, without limitation, war, national referenda, political elections, interest rates, fluctuations in oil and other energy prices, international violent and non-violent conflicts, terrorist attacks, humanitarian crises, political movements, reactions to national and international emergencies and the general uncertainty caused by any of the foregoing, can affect monetary policy, fiscal policy, international relations, currency valuations, legal systems and regulatory regimes, among numerous other things, in ways that could, directly or indirectly, impact the Fund and its Investments and/or its ability to operate and/or pursue its investment strategy. Because it is difficult to predict the ultimate impact of such geopolitical events on global economic and market conditions, the events present material uncertainty and risk with respect to the Fund and the performance of its
Investments or operations, and the ability of the Fund to achieve its investment objectives.
The Trump administration has further signaled its intention to implement significant changes to the size of the federal government and to various other government policies. The potential downsizing of the federal government workforce and shutting down or defunding of certain government agencies (or offices thereof), including of federal agencies tasked with protecting investors, along with the changes in U.S. trade policy discussed below, could introduce market instability, reduce investor confidence, and weaken investor protection. For example, substantial reductions in government spending and personnel could negatively affect certain of the Fund’s Investments that rely on or benefit from government subsidies, grants or contracts, destabilize the U.S. government contracting market, impede the ability to implement business plans, and impede the
Fund’s ability to achieve expected returns. Moreover, the Trump administration’s signaled changes to government policy with respect to tax, healthcare, scientific research, immigration, labor, infrastructure, energy, education, business regulations
(including U.S. anti-corruption policies), international relations, and international economic development could create uncertainty and volatility for the Fund and its Investments. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Fund, its Investments or their respective financial performance.
Volatility and uncertainty caused by social unrest could materially and adversely impact the securities and other assets in which the Fund invests.
Events concerning discrimination, race relations and inequality have previously led to protests, demonstrations, marches and other forms of political and social activism on a local, regional, national and international levels as well as rioting in some instances. Such activism, which has ranged from peaceful to in some instances, violent, has resulted in curfews, the deployment of the national guard and other local and national interference, and could lead to increased political and social volatility and uncertainty. While the overall effect of such activism remains unknown, investors should note that this type of volatility and uncertainty could materially and adversely impact the securities and other assets in which the Fund invests.
Political, economic and social factors, and the status of India's relations with other countries, may adversely affect the value of the Fund’s Investments.
Political, economic and social factors, and the status of India's relations with other countries, may adversely affect the value of the Fund’s Investments. On April 23, 2025, a standoff emerged between India and Pakistan following an armed attack near Pahalgam in the region of Jammu and Kashmir on April 22, 2025. The Resistance Front, a Pakistan-based organization designated as a terrorist group by the United Nations, claimed responsibility for the attack. This escalated to accusations from
India that Pakistan had sponsored the attack and culminated in India launching “Operation Sindoor,” which carried out missile strikes targeting the camps and infrastructure of militant groups and subsequently Pakistani military installations. Pakistan retaliated with “Operation Bunyan al-Marsoos,” which targeted Indian military bases. A ceasefire was called on May 10, 2025.
India also has a history of terrorism, ethnic unrest and border disputes with Pakistan prior to the 2025 India-Pakistan standoff.
The aforementioned conflict and the measures taken in response have had and could be expected to continue to have a negative impact on the economy and business activity (including in the countries in which the Fund invests), and therefore could adversely affect the performance of the Fund’s Investments. Given the ongoing nature and reoccurring nature of these conflicts and the potential for further escalation, it is difficult to predict the conflict’s ultimate impact on global and Indian economic and market conditions, and, as a result, such conflicts present material uncertainty and risk with respect to the Fund’s

Investments and their operations, the performance of the Investments, and the ability of the Fund to achieve its investment objectives. Similar risks exist to the extent that any of the Fund’s Investments, service providers and vendors of Carlyle, the
Fund’s Investments, or certain other parties have material operations or assets in the countries where such conflicts are taking place or in the immediate surrounding areas. Other geopolitical conflicts could arise in the future and such conflicts could have material adverse consequences on Carlyle, the Fund and its Investments.
The Fund and its Portfolio Companies may be materially and adversely affected by inflation and governmental efforts to address it.
The U.S. and other developed economies are experiencing higher than normal inflation rates. It remains uncertain whether substantial inflation in the U.S. and other developed economies will be sustained over an extended period of time or have a significant effect on the U.S. or other economies, including countries in Europe and Asia. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets (including securities markets) of various countries. For example, if a Portfolio Company is unable to increase its revenue in times of higher inflation, its profitability may be adversely affected. Portfolio Companies may have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangement. As inflation rises, a Portfolio
Company may earn more revenue but incur higher expenses, including in the form of increased cost of capital. As inflation declines, a Portfolio Company may not be able to reduce expenses commensurate with any resulting reduction in revenue.
Furthermore, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy and certain central banks have raised interest rates. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Further, certain countries, including the U.S., Europe and certain countries in Asia, have recently seen increased levels of inflation and there can be no assurance that continued and more wide-spread inflation will not become a serious problem in the future and have an adverse impact on the Fund’s investments and returns.
Trade policy uncertainty could result in depressed economic activity and adversely affect the financial performance of the Fund and its Investments.
Political leaders in the U.S. and certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. Furthermore, the U.S. government has recently imposed wide-ranging tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments have instituted or threatened to institute retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect the financial performance of the Fund and its Investments. The U.S. administration has decided to impose steep tariffs on goods, materials, inputs, and intermediate parts with origins across numerous geographies and may impose additional tariffs in the future. While recent judicial rulings have introduced significant uncertainty regarding the legal basis for U.S. tariff policy—for example, on February 20, 2026, the U.S. Supreme Court held that the International Emergency
Economic Powers Act (“IEEPA”) does not authorize the president to impose broad tariffs, invalidating the major tariff measures previously implemented under that statute—the U.S. administration has publicly signaled intentions to pursue alternative tariff measures under other statutory frameworks. Any such changes could materially increase input costs for the
Fund’s Investments and depress margins. In particular, although the U.S. and China had previously signed the phase I
Economic and Trade Agreement relating to the trade disputes between U.S. and China, there are still ongoing trade disputes, which if they remain unresolved, are expected to be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). While this dispute has had negative economic consequences on the U.S. markets, if trade-related disputes persist, including as a result of geo-political tensions, there could be additional significant impacts on the industries in which the Fund participates, the jurisdiction of Portfolio Companies and other adverse impacts on the Fund’s Investments. In addition, trade disputes may develop between other countries, which may have similar or more pronounced risks and consequences for the Fund or its
Portfolio Companies.
Risks related to the UK’s withdrawal from the EU.
As part of the process of the UK leaving the EU, the EU and the UK agreed to an EU-UK Trade and Cooperation
Agreement (“TCA”) that governs the trading relationship between the UK and the member states of the EU and came into effect on January 1, 2021. Broadly, the TCA provides for zero tariffs and zero quotas on all goods that comply with the appropriate rules of origin, but is subject to both parties maintaining a level playing field in areas such as environmental protection, social and labor rights, investment, competition, state aid, and tax transparency.
Firms that conduct or depend on the provision of cross-border services, including UK regulated firms in the financial sector, are adversely affected by these arrangements because the TCA does not provide for continued access by UK firms to the
EU single market– although there is the possibility that in time, the UK may obtain a recognition of equivalence from the EU in certain financial sectors which would enable varying degrees of access to the EU market. Similarly, notwithstanding zero tariffs and zero quotas on goods, market access for those firms that conduct cross-border trade in goods will fall below what the single market previously allowed. Non-tariff barriers, customs declarations, customs checks, restrictions on movements of employees, withdrawal of recognition of previously recognized professional qualifications, changes in the status of the UK vis-à-vis the EU for tax and value added tax purposes, and other sources of friction have the potential to impair the profitability of a business, require it to adapt, or even relocate to operate through an establishment in the EU. Understanding and preparing for these new arrangements may result in increased operational and compliance burdens for the Fund.
It will take some time to observe the many and varied effects on UK and EEA businesses as a consequence of the UK leaving the single market and customs union (taking into account the flow of goods and services in both directions). Given the size and global significance of the UK’s economy, uncertainty, at least in the near term, about the effect of the TCA on the day-
to-day operations of those businesses that engage in the cross-border trade of goods or services between member states of the
EU and the UK may be a continued source of currency fluctuations or have other adverse effects on international markets, international trade and other cross-border cooperation arrangements. The present uncertainty could therefore adversely affect the Fund, the performance of its Investments and its ability to fulfil its investment objectives (especially if its Investments include, or expose it to, businesses that have historically relied on access to the single market for their custom or that have historically relied on sourcing goods, materials or labor from the single market).
The withdrawal of the UK from the EU may also increase the compliance and regulatory burden of the Fund. The UK legal and regulatory framework may, with time, increasingly differ from EU laws and regulations and the General Partner will need to consider both systems to ensure compliance with applicable laws and regulations.
Investors should also be aware of the on-going disagreements between the UK government and the EU regarding the
Northern Ireland Protocol (“NIP”). The NIP is part of the arrangements put in place as part of the TCA to address cross-border trade in goods between Great Britain, Northern Ireland and the EU. The UK government has subsequently raised concerns as to the manner in which the NIP has been interpreted and implemented and has indicated it may take action to suspend and/or override aspects of the NIP. The European Commission has stated it reserves the right to take retaliatory measures in response to actions taken by the UK government.
Any prolonged dispute regarding the TCA and/or the NIP may have a material adverse effect on cross-border trade between the UK and the EEA which could prove disruptive to their respective economies. Negative impacts on investments of the Fund that are exposed to the economies of the UK and/or the EEA may therefore arise which could cause a material adverse effect on the business, financial condition, results of operations and cash flows of the Fund and its investments.
Changes in interest rates may adversely affect the Fund and its Investments.
Changes in interest rates may adversely affect the Fund’s underlying Investments and changes in the general level of interest rates can affect the Fund’s income by affecting the spread between the income on its assets and the expense of its interest-bearing liabilities, as well as, among other things, the value of its interest-earning assets, the capitalization rate at which its assets are valued in the market and its ability to realize gains from the sale of assets. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, fiscal deficits, trade surpluses or deficits, regulatory requirements and other factors beyond the control of the
General Partner or the Investment Advisor. In light of the current interest rate environment, the Fund’s cost of capital (including any hedging arrangements) are expected to be heightened (which could, among other things, increase the risk of default under certain borrowing arrangements of the Fund and its Investments) as compared to the lower interest rate environments which certain of the Existing Funds experienced in prior periods. Any deterioration of the global debt markets, any possible future failures of financial services companies and/or a significant rise in market perception of counterparty default risk, interest rates and/or taxes may adversely affect the Fund’s ability to generate attractive risk-adjusted investment returns.
In order to seek to reduce the interest rate risk inherent in the Fund’s underlying Investments and capital structure, the Fund may enter into interest rate transactions, including but not limited to interest rate swaps and caps. For instance, interest rate swaps involve the exchange by the Fund with a counterparty of fixed-rate payments for floating rate payments; the payment obligations would be based on the notional amount of the swap. In an interest rate cap, the Fund would pay a premium to the counterparty to the interest rate cap and, to the extent that a specified variable rate index exceeds a predetermined fixed rate, would receive from the counterparty payments of the difference based on the notional amount of such cap. Depending on the state of interest rates in general, the Fund’s use of interest rate transactions could enhance or harm the overall performance of the Fund.
The Fund may be affected by force majeure events.
Investments may be affected by force majeure events (e.g., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, regional armed conflict, trade war, cyber security breaches, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a Portfolio Company or a counterparty to the Fund or a Portfolio Company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a Portfolio Company or the Fund of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Fund may invest specifically. Additionally, a major governmental intervention into an industry, including the nationalization of an industry or the assertion of control over one or more Portfolio Companies or its assets, could result in a loss to the Fund, including if its investment in such Portfolio Company is canceled, unwound or acquired (which could be without what the Fund considers to be adequate compensation). Deterioration in economic conditions could cause decreases in or delays in spending and reduce and/or negatively impact the Fund’s or Portfolio Companies’ short-term ability to grow revenues. Further, any early termination of agreements due to deterioration in economic conditions could negatively impact results of operations of Portfolio Companies. Any of the foregoing may therefore adversely affect the performance of the Fund and its Investments.
Public health emergencies may materially and adversely impact the Fund and its Portfolio Companies.
The outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization previously declared a public health emergency of international concern (“PHEIC”) resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity, debt, derivatives and commodities markets.
The extent of the impact of any public health emergency on the Fund’s and the Portfolio Companies’ operational and financial performance will depend on many factors, including, but not limited to, the duration and scope of such public health emergency (as well as the availability of effective treatment and/or vaccination), the extent of any related travel advisories and voluntary or mandatory government or private restrictions implemented, the impact of such public health emergency on overall supply and demand, goods (including component parts and raw materials) and services, investor liquidity, consumer confidence and spending levels, the extent of government support and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. For this reason, valuations in this environment are subject to heightened uncertainty and subject to numerous subjective judgments even beyond what is traditionally the case, any or all of which could turn out to be incorrect with the benefit of hindsight. Furthermore, traditional valuation approaches that have been used historically may need to be modified in order to effectively capture fair value in the midst of significant volatility or market dislocation. The effects of a public health emergency may negatively impact the value and performance of the Portfolio Companies, the Fund’s ability to source, manage and divest investments (including but not limited to circumstances where potential transactions are already signed but not closed) and the Fund’s ability to achieve its investment objectives, all of which could result in significant losses to the Fund. In particular, a public health emergency like the COVID-19 PHEIC may have a greater impact on leveraged assets.
Any such disruptions may continue for an extended and uncertain period of time. Any future PHEIC or other public health emergency, including any new or variant outbreaks of COVID-19, SARS, H1N1/09 flu, avian flu, respiratory syncytial virus
(RSV), other coronaviruses, Ebola or other existing or new epidemic diseases, or the threat thereof, could negatively impact the
Fund and the Portfolio Companies and could meaningfully affect the Fund’s ability to fulfil its investment objectives.
In this regard, views and other forward-looking statements expressed in this report are based upon assumptions that may not be valid during or following a public health emergency such as the COVID-19 PHEIC.
In connection with the impacts of any future public health crisis, the Fund is expected to incur heightened legal expenses which could similarly have an adverse impact on the Fund’s returns. For example, but not by limitation, the Fund or Portfolio
Companies may be subject to heightened litigation and its resulting costs, which costs may be significant and are expected to be borne by the Fund and/or its Portfolio Companies. There is also a heightened risk of cyber and other security vulnerabilities during the current public health emergency and any future one, which could result in adverse effects to the Fund or the Portfolio
Companies in the form of economic harm, data loss or other negative outcomes.
In addition, a pandemic or global health crisis may pose enhanced operational risks. For example, the Fund’s employees may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements may impact employee morale, integration of new employees, and preservation of the “One
Carlyle” culture. Remote working environments may also be less secure and more susceptible to hacking attacks. Moreover, the
Fund’s third-party service providers could be impacted by an inability to perform due to pandemic related restrictions or by failures of, or attacks on, their technology platforms.
Travel expenses (which are eligible to be treated as fund expenses) may increase greatly in the event public health conditions or the related effects affect the safety or availability of methods of travel.
Travel, entertainment and related expenses (which are eligible to be treated as Fund Expenses) include, without limitation, first class and/or business class airfare (and/or chartered travel, private air travel or private cars in accordance with Carlyle’s policies), first class lodging, ground transportation, travel and premium meals (including, as applicable, closing dinners and mementos, cars and meals (outside normal business hours), and social and entertainment events with investors, prospective investors, members of the Board, Portfolio Company management, customers, clients, borrowers, brokers and service providers). In the event that public health conditions or the related effects affect the safety or availability of methods of travel
(e.g., in connection with any pandemic such as COVID-19 or otherwise), it is expected that the costs and expenses incurred by
Carlyle and its affiliates in respect of private travel (including private airfare) will be greater, potentially materially so, with respect to the Fund as compared to costs and expenses incurred by Carlyle and its affiliates in respect of private travel
(including private airfare).
Natural disasters and disease outbreaks could have a severe impact on the value of the Fund’s Investments.
Certain regions in which the Fund may invest or conduct activities related to Investments are susceptible to natural disasters and disease outbreaks, such as the recent outbreak of wildfires in California, which could have a severe impact on the value of, and even destroy, assets in those regions. Health or other government regulations adopted in response to natural calamities may require temporary closure of corporate and governmental offices upon a disaster, which would severely disrupt the Fund’s operations in the affected area. Catastrophic losses may either be uninsurable or insurable at such high rates as to make coverage impracticable. If a major uninsured loss were to occur with respect to any of the Fund’s Investments, the Fund could lose both invested capital and anticipated profits. See also “—The Fund may be affected by force majeure events.”
RISKS RELATED TO THE FUND
The success of the Fund largely depends on the skill and expertise of Carlyle professionals.
The success of the Fund depends in substantial part on the skill and expertise of Carlyle professionals. There can be no assurance that Carlyle professionals will continue to be employed by Carlyle throughout the life of the Fund. The loss of
Carlyle professionals could have a material adverse effect on the Fund.
The General Partner and the Investment Advisor will have the sole responsibility over the management and conduct of the business of the Fund’s investment activities, and, other than as may be set forth herein and in the Partnership Agreement, the investors in the Fund are placing their entire investment in the discretion of, and are dependent upon the skill and experience of, the General Partner and the Investment Advisor.
Shareholders will be relying on the ability of Carlyle to select the Investments to be made by the Fund. The success of the
Fund will depend in part upon Carlyle’s ability to identify, attract, retain and motivate talented local professionals, the skill and expertise of Carlyle’s investment advisory professionals and, as more fully discussed below, the management of Investments.
The interests of certain of these professionals in the General Partner and its affiliates should tend to discourage them from withdrawing from participation in the Fund’s investment activities. However, there can be no assurance that such professionals will continue to be associated with or remain in the same roles at Carlyle whether as officers, employees, consultants or otherwise throughout the life of a particular investment or of the Fund. A loss of the services of key personnel could impair
Carlyle’s ability to provide services to the Fund and its investments and therefore could have a negative effect on the Fund and the Units. Should one or more of these professionals become incapacitated or in some other way cease to participate in the Fund or its investments, the Fund’s performance could be adversely affected. Moreover, there can be no assurances that any professionals will continue to be associated with, or remain in the same roles at Carlyle whether as officers, employees, consultants or otherwise throughout the life of the Fund.

The roles and responsibilities within Carlyle of certain investment advisory professionals are likely to be modified during the Fund’s life, including modifications that result in less time devoted to the Fund or to investment activities of any of the strategies that the Fund will invest in. As valued leaders within Carlyle, certain key management personnel have management responsibilities within the firm that may continue to expand as the firm evolves. Any fiduciary duties owed by such professionals to the Fund would be modified accordingly. In addition, Carlyle investment advisory professionals involved in providing advisory services to the Fund may in the future cease providing such services while nonetheless remaining employed by Carlyle. Separately, there is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers and other industry participants for hiring and retaining qualified investment advisory professionals.
There can be no assurance that Carlyle personnel will not be solicited by and join competitors or other firms and/or that Carlyle will be able to hire and retain any new personnel that it seeks to maintain or add to its roster of investment advisory professionals. In particular, the noncompetition and non-solicitation agreements that certain senior Carlyle professionals are subject to, together with Carlyle’s other arrangements with such professionals, will not prevent such professionals from leaving, joining Carlyle’s competitors or otherwise competing with Carlyle. The noncompetition and non-solicitation agreements expire after a certain period of time, at which point such senior professionals could compete with Carlyle and solicit its clients and employees, and such agreements may not be enforceable in all cases. Moreover, any such noncompete agreements will need to be evaluated in the context of a rapidly evolving federal and state regulatory landscape, which may present various limitations on Carlyle’s ability to enforce such agreements.
In addition, members of the investment advisory team or investment committee of the Fund will work on other projects for
Carlyle, and the Fund will not have its own dedicated investment team, and the organization of Carlyle’s investment teams may evolve over time. Furthermore, while William E. Conway, Jr., David M. Rubenstein and Daniel A. D’Aniello, each a co-
founder of Carlyle, continue to serve as Co-Chairmen and Chairman Emeritus of Carlyle, respectively, they are no longer involved in the day-to-day activities of Carlyle and are not subject to any covenants regarding the amount of time they must devote to the business and affairs of Carlyle, the Fund or the Fund’s Investments under the Partnership Agreement. While
David M. Rubenstein is a member of the Fund Investment Committee, there is no assurance that he will continue to serve in such capacity for the life of the Fund. Unlike the co-founders, certain of the current leadership of Carlyle may not have been with Carlyle since its inception. Conflicts of interest are expected to arise in allocating management time, services or functions, and the General Partner and its affiliates’ ability to access other professionals and resources within Carlyle for the benefit of the
Fund may be limited. Such access may also be limited by the internal compliance policies, including, without limitation, information barrier policies, of Carlyle or other legal or business considerations, including those constraints generally discussed herein. See also “—Other Activities of Management” and “—Carlyle Policies and Procedures” below.
There is no guarantee that the Dealer Manager will be able to build and maintain a sufficient network of participating broker-dealers to distribute Units in the Private Offering.
The “Dealer Manager” for the Fund is TCG Capital Markets L.L.C. Any material adverse change to the ability of the
Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on the Fund’s business and the Private Offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute Units in the Private Offering, the Fund’s ability to raise proceeds through the Private Offering and implement the Fund’s investment strategy may be adversely affected. In addition, the Dealer
Manager currently serves as dealer manager for other issuers and may serve as dealer manager for additional issuers in the future. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Private Offering and such other issuers, which could adversely affect the Fund’s ability to raise proceeds through the Private Offering and implement the Fund’s investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as the Fund, which they may elect to emphasize to their retail clients.
If the amount of capital raised from investors is less than Carlyle anticipates, Carlyle may be inhibited from operating the Fund consistent with its current expectations, and Carlyle’s ability to pursue the investment program for the Fund may be materially and adversely affected.
Based on current market conditions and the overall macroeconomic environment, it is difficult to attract capital commitments to many private equity funds, including the Fund. The Fund has no minimum size, however if the amount of capital raised from investors is less than Carlyle anticipates, Carlyle may be inhibited from operating the Fund consistent with its current expectations, and Carlyle’s ability to pursue the investment program for the Fund may be materially and adversely affected. For example, Carlyle may make Investments or borrow funds based on an expectation of a larger fund size. If actual subscriptions for Units are less than anticipated, then the Fund may hold fewer Investments and therefore be less diversified, or incur higher leverage. As a consequence, the unfavorable performance of one or a small number of Investments may have an outsized impact on, and may adversely affect, the aggregate returns of the Fund. In addition, if the Fund fails to raise additional subscriptions prior to the first anniversary of the Initial Closing, the Shareholders will be required to bear a higher share of the
Fund’s Organizational Expenses and Fund Expenses (which are expected to be substantial) than if there were more
Shareholders subscribing to the Fund. There is no guarantee that additional Shareholders will subscribe for Units in the future or that the Fund will achieve a particular size.
Substantial redemptions could materially and adversely affect the Fund.
Substantial redemption requests could be triggered by a number of events, including, without limitation, unsatisfactory performance, events in the markets, significant change in personnel or management of Carlyle, removal or replacement of the
Investment Advisor as the investment manager of the Fund, legal or regulatory issues that investors perceive to have a bearing on the Fund or the Investment Advisor, or other events. Actions taken to meet substantial redemption requests from the Fund
(as well as similar actions taken simultaneously by investors of any other investment funds, managed accounts, proprietary accounts and other investment vehicles sponsored, managed or advised by the General Partner, the Investment Advisor or their affiliates) could result in prices of securities and other assets held by the Fund decreasing and in Fund expenses increasing (e.g., transaction costs and the costs of terminating agreements). The overall value of the Fund also may decrease because the liquidation value of certain assets may be materially less than their cost or mark-to-market value. The Fund may be forced to sell its more liquid holdings, which may cause an imbalance in the portfolio that could have a material adverse effect on the remaining Shareholders. Even if the General Partner decides to satisfy all outstanding redemption requests, the Fund’s cash flow could be materially adversely affected. In addition, if the General Partner determines to liquidate certain of the Fund’s holdings to satisfy redemption requests, it may not be able to meet future redemption requests. Substantial redemptions could also significantly restrict the Fund’s ability to obtain financing or transact with derivatives counterparties needed for its investment strategies, which would have a further material adverse effect on the Fund’s performance. If the Fund experiences significant redemption requests, it may not be able to accomplish its objectives and may dispose of its Investments at a disadvantageous time (resulting in Shareholders not having their capital invested and/or deployed in the manner originally contemplated or Investments being sold at a loss). There can be no certainty regarding the Fund’s ability to consummate investments, restructuring or exit opportunities after substantial redemptions.
Economic events affecting the U.S. and/or global economy, such as general negative performance, could cause
Shareholders to seek to have their Units redeemed pursuant to the Redemption Program at a time when such events are adversely affecting the performance of the Fund’s assets. Even if the Fund decides to satisfy all resulting redemption requests, the Fund’s cash flow could be materially adversely affected. In addition, if the Fund determines to sell assets to satisfy redemption requests, it may not be able to realize the return on such assets that it may have been able to achieve had it sold at a more favorable time, and the Fund’s results of operations and financial condition, including, without limitation, the breadth of the Fund’s portfolio by property type and location, could be materially adversely affected.
The Fund does not expect to make distributions on a regular basis and the Fund’s ability to make distributions to its
Shareholders may be adversely affected by a number of factors.
The Fund does not expect to make distributions on a regular basis. In addition, the Fund has not established a minimum distribution payment level, and the Fund’s ability to make distributions to its Shareholders may be adversely affected by a number of factors, including the risk factors described in this report. Accordingly, the payment of cash distributions is subject to the discretion of the General Partner. Neither the General Partner nor any of its respective affiliates is obligated to support or guarantee any level of distributions. As of the date of this report, the Fund has a limited track record and may not generate sufficient income to make distributions to the Fund’s Shareholders. While no Shareholder will have the right to receive any distribution from the Fund except as otherwise expressly provided in the Partnership Agreement, and, as noted above, the
General Partner does not expect that the Fund will make regular distributions, if any, to the extent that the Fund does make a distribution, the General Partner will make such determination based upon, among other factors, the Fund’s financial performance, debt service obligations, debt covenants, tax requirements and capital expenditure requirements. Among the factors that could impair the Fund’s ability to make distributions to its Shareholders are:
•the Fund’s inability to invest the proceeds from sales of Units on a timely basis;
•the Fund’s inability to realize attractive risk-adjusted returns on its Investments;
•high levels of expenses or reduced revenues that reduce the Fund’s cash flow or non-cash earnings; and
•defaults in the Fund’s investment portfolio or decreases in the value of its Investments.

As a result, the Fund may not be able to make distributions to its Shareholders at any time in the future, and the level of any distributions the Fund does make to Shareholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of Shareholders’ Units.
The Fund may not generate sufficient cash flow from operations to fully fund distributions to Shareholders, particularly during the early stages of the Fund’s operations. Therefore, the Fund may fund distributions to its Shareholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of Units). The extent to which the Fund pays distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the Investment Advisor elects to receive its
Management Fee in Units and the General Partner elects to receive distributions on its Incentive Allocation in Units, how quickly the Fund invests the proceeds from this and any future offering and the performance of its Investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Private Offering will result in the Fund having less funds available to acquire Investments. As a result, the return Shareholders realize on their investments may be reduced. Doing so may also negatively impact the Fund’s ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute Shareholders’ interests in the Fund on a percentage basis and may impact the value of
Shareholders’ Units especially if the Fund sells these securities at prices less than the price Shareholders paid for their Units.
The Fund may be required to fund distributions (if any) from a combination of some of these sources if the Fund’s Investments fail to perform, if expenses are greater than the Fund’s revenues or due to numerous other factors. The Fund has not established a limit on the amount of its distributions that may be paid from any of these sources.
To the extent the Fund borrows funds to pay distributions, it would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact the Fund’s ability to pay distributions in future periods, decrease the Fund’s NAV, decrease the amount of cash the Fund has available for operations and new investments and adversely impact the value of its investment.
The Fund may also defer operating expenses or pay expenses (including the fees of the Investment Advisor or distributions to the Recipient) with Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect the Fund’s operations and reduce the future return on a Shareholder’s investment. The
Fund may redeem Units from the Investment Advisor or the Recipient shortly after issuing such Units as compensation. The payment of expenses in Units will dilute a Shareholder’s ownership interest in the Fund’s portfolio of assets. There is no guarantee any of the Fund’s operating expenses will be deferred and the Investment Advisor and the Recipient are under no obligation to receive future fees or distributions in Units and may elect to receive such amounts in cash. See “—Performance-
Based Compensation.”
The Fund and the General Partner are recently formed entities and have limited operating history upon which an investor may evaluate their performance.
The Fund and the General Partner are recently formed entities and therefore have a limited operating history upon which an investor may evaluate their performance. The prior investment performance described herein, as with all performance data, can provide no assurance of future results. There will be no minimum amount of total subscriptions necessary to establish the Fund.
In the event that the Fund is not successful in procuring additional subscriptions, it may have an adverse effect on the Fund, including by limiting its ability to make new investments and/or process redemption requests. In addition, there can be no assurance that the Fund will be able to implement its investment strategy and investment approach or achieve its investment objective or that a Shareholder will receive a return of its capital. Past performance of investment entities associated with
Carlyle is not necessarily indicative of future results and is not predictive of the Fund’s performance, and there can be no assurance that the Fund will achieve comparable results or that targeted returns will be met. Moreover, the Fund is subject to all of the business risks and uncertainties associated with any new fund, including the risk that it will not achieve its investment objectives and that the value of Units in the Fund could decline substantially. Accordingly, investors should draw no conclusions from the prior experience of the Investment Advisor or any other investment advisory professionals, or the performance of any other Carlyle investments and should not expect to achieve similar returns.
The effect of substantial losses on the operations of the Investment Advisor and the General Partner may adversely affect the Fund.
If, due to extraordinary market conditions or other reasons, the Fund and other private investment funds managed by
Carlyle were to incur substantial losses or fail to raise funds at a sufficient scale, the revenues of Carlyle may decline substantially. Such losses may hamper Carlyle’s ability to (i) retain employees and (ii) provide the same level of service to the
Fund and its investments as it has in the past, which may have an adverse effect on the Fund.

The Fund has limited recourse against the General Partner, the Investment Advisor and certain other parties.
The Partnership Agreement includes exculpation, indemnification and other provisions that limit the circumstances under which the General Partner, the Investment Advisor and others can be held liable to the Fund. Additionally, certain service providers to the Fund, the General Partner, the Investment Advisor, their respective affiliates and other persons, including, without limitation, the Board and placement agents and finders, may be entitled to exculpation and indemnification (in certain cases on terms more favorable to them than those available to Indemnitees generally). As a result, the Shareholders may have a more limited right of action in certain cases than they would in the absence of such limitations.
Independent Directors may perform similar functions to their functions in respect of the Fund for Other Carlyle
Accounts and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest.
Independent Directors may perform similar functions to their functions in respect of the Fund for Other Carlyle Accounts and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, such Independent Directors may also be appointed to the board of portfolio companies of certain Other
Carlyle Accounts or investment funds of third-party sponsors, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of the Fund, Other Carlyle Accounts or one or more of their portfolio companies. The Independent Directors may also gain knowledge, expertise and information by virtue of their role with respect to one or more Portfolio Companies of the Fund which may benefit one or more competing organizations or businesses in respect of which the Independent Directors separately provide advice or otherwise have an interest.
The Fund may be subject to indemnification obligations.
The Fund will be required to indemnify the directors and officers of the Fund, the General Partner, the Investment Advisor,
the partnership representative, any of their respective affiliates and their respective members, shareholders, stockholders, unitholders and partners (in each case in their respective capacities as such), officers, directors, employees, Carlyle operating executives, senior advisors and similar consultants, agents, stockholders, Shareholders and any other person who serves at the specific request of the General Partner or the Investment Advisor on behalf of the Fund as a member, partner, officer, director, senior advisor, operating executive, similar consultant, employee or agent of the Fund or any other entity (in each case, an
“Indemnitee”) for liabilities incurred in connection with the affairs of the Fund. Such liabilities may be material and have an adverse effect on the Shareholders. For example, in their capacity as directors of Portfolio Companies the partners, managers, senior advisors and others appointed by Carlyle or affiliates of the General Partner may be subject to derivative or other similar claims brought by security holders of such companies.
The Fund may also engage placement agents and other similar finders and consultants and agree to indemnify such agents, finders or consultants. The indemnification obligation of the Fund (including advancement expenses in connection therewith)
and other liabilities of the Fund would be payable from the assets of the Fund. Furthermore, as a result of the provisions contained in the Partnership Agreement relating to the General Partner’s duties to the Fund (and its liability for breach thereof), the Shareholders may have a more limited right of action in certain cases than they would in the absence of such limitations
(and in some cases, such rights of action may be eliminated). It should be noted that the General Partner may cause the Fund, at the Fund’s expense (unless the General Partner elects to pay such expenses; see “Part III, Item 13. Certain Relationships and
Related Transactions, and Director Independence—Fund Expenses”), to purchase insurance, including, for example, directors and officers liability insurance, to insure any Indemnitee against liability for any breach or alleged breach of their responsibilities under the Partnership Agreement or otherwise in connection with the Fund or the General Partner and the Fund expects to itself, or to cause Portfolio Companies to, indemnify and exculpate other persons involved with its affairs or investments. Moreover, the General Partner will, notwithstanding any actual or perceived conflict of interest, be a direct or indirect beneficiary of any decision by it to provide indemnification (including advancement of expenses). This may be the case even with respect to settlement of actions where an Indemnitee was alleged to have engaged in conduct that disqualifies such
Indemnitee from indemnification or exculpation so long as the General Partner (and/or its legal counsel) has determined that such Indemnitee is entitled to indemnification. For the avoidance of doubt, the termination of any proceeding by settlement shall not, of itself, create a presumption that any claims, liabilities, damages, losses, costs and expenses relating to such settlement or otherwise relating to such proceeding arose primarily from conduct that is not eligible for indemnification by the
Fund.
Competition for investment opportunities may limit the Fund’s opportunities and returns.
The activity of identifying, managing, monitoring, completing and realizing attractive private equity investments is highly competitive and involves a high degree of uncertainty. The availability of investment opportunities generally will be subject to market conditions. In particular, in light of changes in such conditions, including changes in long-term interest rates, certain types of investment opportunities may not be available to Carlyle on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Carlyle.
Carlyle is competing for investments with many other private equity investors, including, without limitation, other investment partnerships and corporations, merchant banks, business development companies, sovereign wealth funds, domestic and international public pension plans, the public debt and equity markets, individuals, financial institutions, industrial groups and other financial investors investing directly or through affiliates, and Carlyle may be unable to identify a sufficient number of attractive investment opportunities for the Fund to meet the Fund’s investment objectives. Other investors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with the board of directors or owners of an investment target, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the Carlyle’s control. Additional funds, vehicles and accounts with similar objectives may be formed in the future by Carlyle or by other unrelated parties. Some of these competitors may have more relevant experience, greater financial and other resources and more personnel than Carlyle, the General Partner, the
Investment Advisor and the Fund. Further, there continues to be a significant amount of equity capital available for private equity investment. There can be no assurance that Carlyle will be able to (i) locate, complete and exit investment opportunities which satisfy the Fund’s rate of return objective or realize upon their values or (ii) invest fully its available capital. Carlyle expects competition among private equity firms and other participants in countries in which investments will be made to continue to increase. In such an environment, the sourcing and execution of transactions for the Fund, whether on a proprietary basis or otherwise, would become more challenging.
Consequently, it is possible that competition for appropriate investment opportunities may increase, thus reducing the number of investment opportunities available to the Fund and adversely affecting the terms upon which Investments can be made. The Fund will incur bid, legal, due diligence and other costs (including deposits which may not be refundable) on investments which are not consummated or are otherwise not successful. Even though any such bid, legal, due diligence and other costs will be incurred for the benefit of one or more particular Other Carlyle Accounts and the Fund, it is expected that the
Fund will bear Broken Deal Expenses pro rata with such Other Carlyle Accounts to the extent not reimbursed by an entity in which the Fund has invested or proposes to invest or other third parties. The Fund’s pro rata share of such Broken Deal
Expenses may be based on the Fund’s historical participation in similarly situated investments consummated by the Fund (if any), or on the Fund’s anticipated allocation with respect to the prospective investment in question.
As a result, the Fund will not recover from such Investments all of its costs, which will detract from the Fund’s return.
Moreover, participation in auction transactions will also increase the pressure on the Fund with respect to pricing of the transaction. The Fund will seek to implement a sourcing strategy that targets proprietary or limited auction investment opportunities, however, a degree of competition in identifying proprietary investment opportunities and limited auctions exists and, although limited in participants as compared to competitive auctions, limited auctions nonetheless are competitive and such competition affects the price paid for and the terms of the Fund’s Investments. Any sourcing strategy developed in respect of Carlyle’s GPE funds or any investments made through Carlyle AlpInvest will not take into account the interests of the Fund
(or the Shareholders), and the Fund (and the Shareholders) will only benefit as an indirect matter from any such sourcing strategy. There can be no assurance that proprietary or limited auction opportunities will be available to the Fund or that the
GPE funds will be able to successfully implement their sourcing strategies. To the extent that the GPE funds and the Fund encounter competition for investments, returns to investors are likely to be negatively impacted.
In addition, Carlyle’s investment strategies in certain sectors may depend on its ability to enter into satisfactory relationships with joint venture partners or operating executives. There can be no assurance that Carlyle’s current relationship with any such partner or operator will continue (whether on currently applicable terms or otherwise) with respect to the GPE funds or the Fund or that any relationship with other such persons will be able to be established in the future as desired with respect to any sector or geographic market and on favorable terms.
Investment decisions will be made on the basis of financial projections which are uncertain.
The Investment decisions, including the pricing of transactions and the capital structure of Investments, will be made on the basis of financial projections for such Investments, for example Carlyle’s estimates or projections of internal rates of return and current returns. Such estimates or projections in turn will be based on, among other considerations, assumptions regarding the performance of the Fund’s assets, the amount and terms of available financing and the manner and timing of dispositions, including possible asset recovery, all of which are subject to significant uncertainty. Estimated operating results will normally be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed.

There can be no assurance that the assumptions will be accurate or that the estimated results will be obtained, and actual results may vary significantly from the projections. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the actual rate of return received from the Investments and the reliability of such projections in general. The Fund may make Investments which may have different degrees of associated risk.
Accordingly, the actual realized returns on unrealized investments may differ materially from the returns indicated herein or, with respect to the Fund’s future investments, from the returns projected at the time of acquisition, which in each case, and are not a guarantee or prediction of future results. Other participants in the industry may disagree with the feasibility of projections and potential investors should make their own determinations about the prospects for the Fund.
Risks related to Warehousing.
The Warehouse Entity has acquired and will continue to acquire investments with the expectation that approved investments will be transferred to the Fund and CPEP Lux. Under the Warehousing Agreement, the Warehouse Entity will transfer to the Fund Approved Warehoused Investments, and the Fund will acquire such Approved Warehoused Investments from the Warehouse Entity at such times as selected by the Investment Advisor in its sole discretion (each such date, a
“Warehouse Closing Date”) subject to certain conditions, including that the Fund has sufficient capital to acquire such
Approved Warehoused Investments, provided, that the Warehouse Entity may instead contribute such Approved Warehoused
Investments in kind in exchange for Class C Units of an equivalent amount at the same price that the Fund would pay for
Approved Warehoused Investments in cash. CPEP Lux is also expected to acquire Approved Warehoused Investments from the
Warehouse Entity and such Approved Warehoused Investments will be allocated between the Fund and CPEP Lux on a basis that Carlyle determines to be fair and reasonable considering all factors the General Partner deems relevant. Allocations to
CPEP Lux will reduce the Approved Warehoused Investments available for acquisition by the Fund. See “— Allocation of
Investment Opportunities with Other Vehicles; Conflicting Fiduciary Duties to Other Collective Investment Vehicles.”
On each Warehouse Closing Date, the Warehouse Entity will plan to contribute or sell such portion of the Approved
Warehoused Investments selected by the Investment Advisor for such Warehouse Closing Date to the Fund at a price as agreed to between the parties on each Warehouse Closing Date, which may be equal to cost, cost plus an interest rate or carrying cost charged from the time of acquisition to the time of the Warehouse Closing Date or at fair value. In the future, Carlyle or the
Warehouse Entity may, from time to time, including after the Initial Closing, acquire certain additional Approved Warehoused
Investments and plan to contribute or sell such additional Approved Warehoused Investments to the Fund as set forth above.
The price at which the Approved Warehoused Investments are transferred to the Fund is expected to account for any distributions received by the Warehouse Entity in respect of the Approved Warehoused Investments. The Fund will bear its proportionate share of (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Warehoused
Investment that is transferred to the Fund and (b) Broken Deal Expenses (as defined below) allocated by Carlyle to the
Warehouse Entity. As a result, the Fund may pay more or less than the current market value of such Approved Warehoused
Investments when the Fund acquires them from the Warehouse Entity, and may incur additional costs in connection with acquiring assets from the Warehouse Entity compared to purchasing such investment directly. The Fund may also borrow to obtain funds necessary to purchase the Approved Warehoused Investments.
In the event that the Warehouse Entity is not successful in transferring an Approved Warehoused Investment to the Fund, in whole or in part, the Fund may consequently hold a greater concentration of certain Investments than initially was intended
(and/or the expenses associated therewith (such as expenses incurred in connection with the proposed transfer), including if the
Investment does not close), which could make the Fund more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. In addition, the Fund may not be able to raise sufficient funds to purchase all of the Approved Warehoused Investments. In that case, the General Partner may determine to purchase some but not all of the assets held by the Warehouse Entity and there is no guarantee that the assets the Fund purchases will ultimately be the best performing assets of those available.
The Fund will have significant liquidity requirements.
As described in more detail in the next sentence, the Fund will have significant liquidity requirements, and adverse market and economic conditions may adversely affect the Fund’s sources of liquidity, which could adversely affect the Fund’s business operations in the future. The Fund expects that its primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to: (i) redeem its Units in connection with the Redemption Program, (ii) grow the
Fund’s investments, including by acquiring new Portfolio Companies and otherwise supporting its existing Portfolio
Companies, (iii) service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments, (iv) fund cash operating expenses and contingencies, including for litigation matters, and (v) pay any cash distributions in accordance with its distribution policy for the Units, if any. These liquidity requirements may be significant.

In addition, credit facilities that the Fund enters into with third-party lenders may contain covenants that limit the Fund’s ability to redeem Units and may obligate the Fund to pledge some or all of its assets, including liquid assets, for the benefit of such lenders. The Fund’s commitments to its Portfolio Companies may require significant cash outlays over time, and there can be no assurance that the Fund will be able to generate sufficient cash flows from sales of Units to Shareholders to meet such needs, which may adversely affect the Fund and/or such Portfolio Companies (including by diluting the Fund’s interests in such
Portfolio Companies relative to other participants therein, including Other Carlyle Accounts). Moreover, in light of the nature of the Fund’s continuous monthly Private Offering in relation to the Fund’s investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if the Fund has difficulty identifying and purchasing suitable investment opportunities on attractive terms, there could be a delay between the time the
Fund receives net proceeds from the sale of Units and the time the Fund uses the net proceeds to acquire investments. The Fund may also from time to time hold cash pending deployment into investment opportunities or have less than the Fund’s targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when the Fund is receiving high amounts of offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account for the benefit of the Shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees and could adversely affect the Fund’s overall returns. To the extent a
Shareholder represents a disproportionate percentage of the Fund, it may take many quarters for such Shareholder to achieve full liquidity of its interest, and such liquidation may strain or exhaust the Fund’s available liquid investments, limiting such
Shareholder’s ability to achieve liquidity (or requiring asset sales to give effect thereto).
If the Fund is unable to find suitable investment opportunities, such cash may be maintained for longer periods which would be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for a Shareholder’s investment to realize its full potential return and could adversely affect the Fund’s ability to pay any potential distributions of cash flow from operations to Shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Portfolio Companies will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event the Fund fails to timely utilize the net proceeds of sales of the Fund’s Units or does not deploy sufficient capital to meet the Fund’s targeted leverage, the Fund’s results of operations and financial condition may be adversely affected. In the event that the liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reason, the Fund may increase its indebtedness or be forced to sell assets, possibly at a loss. Because the
General Partner is incentivized to meet the Fund’s redemption requests each quarter, the General Partner may determine to liquidate investments or use available cash to fund redemption requests in situations where it otherwise would not, including in situations where it believes that doing so will negatively impact the Fund’s returns.
The Fund faces risks relating to due diligence of and conduct at Portfolio Companies, including fraud.
Before making Investments, Carlyle will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each Investment. Due diligence generally entails evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, credit rating agencies, investment banks and other third parties often are involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by the Fund. Such involvement of third-party advisors or consultants presents a number of risks, including that the General Partner has reduced control of the functions that are outsourced. Carlyle however, is expected to conduct limited independent due diligence solely for the benefit of the Fund. As such, the Fund’s due diligence will depend in part on the due diligence that Carlyle conducts for the benefit of Other Carlyle
Accounts, which due diligence investigation is not expected to take into account the interests of the Fund or the Shareholders in any particular investment or prospective investment. Carlyle does not intend to modify its due diligence procedures as a result of the Fund’s participation or expected participation in any investment. Such due diligence generally entails evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, credit rating agencies, investment banks and other third parties often are involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will generally be borne pro rata by the Fund and the applicable Other Carlyle Accounts. Such involvement of third-party advisors or consultants presents a number of risks, including that Carlyle has reduced control of the functions that are outsourced. In addition, if Carlyle is unable to timely engage third-party providers, its ability to evaluate and acquire more complex investments could be adversely affected. When conducting due diligence and making an assessment regarding an investment, Carlyle will rely on the resources available to it, including information provided by the target Portfolio Company and, in some circumstances, third-party investigations. The due diligence investigation that Carlyle carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that are necessary or helpful in evaluating such investment opportunity and Carlyle may not identify or foresee future developments that could have a material adverse effect on an investment, including, for example, potential factors such as technological disruption of a specific company or asset, or an entire industry, including as a result of the rapid development of AI technologies.

This risk may be further exacerbated by the impact of any public health emergencies or other similar disruptions such as
COVID-19, which caused commercial disruption on a global scale and disrupted the manner in which due diligence investigations had historically been conducted. Moreover, such an investigation will not necessarily result in the Investment being successful. In circumstances where Carlyle accesses non-public confidential information, there is a possibility that certain trading restrictions would apply to Carlyle and its affiliates, which may affect the Fund’s ability to transact. There can be no assurance that attempts to provide downside protection with respect to Investments, including pursuant to risk management procedures and environmental, social and governance guidelines described in this report, will achieve their desired effect and potential investors should regard an investment in the Fund as being speculative and having a high degree of risk.
There can be no assurance that the Fund will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during its efforts to monitor an Investment on an ongoing basis or that any risk management procedures implemented by the Fund will be adequate. In the event of fraud by any Portfolio
Company or any of its managers or affiliates, the Fund may suffer a partial or total loss of capital invested in that Portfolio
Company.
There can be no assurances that any such losses will be offset by gains (if any) realized on the Fund’s other Investments.
An additional concern is the possibility of material misrepresentation or omission on the part of the Portfolio Company or the seller. Such inaccuracy or incompleteness may adversely affect the value of the Fund’s securities and/or instruments in such
Portfolio Company. The Fund will rely upon the accuracy and completeness of representations made by Portfolio Companies and/or their current or former owners in the due diligence process to the extent reasonable when it makes its Investments, but cannot guarantee such accuracy or completeness.
Under certain circumstances, payments to the Fund may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Investment analyses and decisions by Carlyle may be required to be undertaken on an expedited basis to take advantage of investment opportunities.
Investment analyses and decisions by Carlyle may be required to be undertaken on an expedited basis to take advantage of investment opportunities. While the Fund will generally not seek to make an investment until Carlyle has conducted sufficient due diligence to make a determination as to the potential risks of the investment and the underlying Portfolio Company, in such cases, the information available to Carlyle at the time of making an investment decision may be limited. Therefore, no assurance can be given that Carlyle will have knowledge of all circumstances that may adversely affect an investment. In addition, Carlyle will from time to time involve independent consultants in connection with its evaluation and/or diligence of certain proposed Portfolio Companies. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and the Fund may incur liability as a result of such consultants’ actions.
There can be no assurance that the Fund will be able to successfully identify and implement restructuring programs and improvements of Investments.
In some cases, the success of the Fund’s investment strategy will depend, in part, on the ability of the Fund to restructure and effect improvements in the operations of an Investment. The activity of identifying and implementing restructuring programs and operating improvements at Investments entails a high degree of uncertainty. There can be no assurance that the
Fund will be able to successfully identify and implement such restructuring programs and improvements. Companies in certain industries in which the Fund expects to invest, for example, in the healthcare sector, will be subject to additional pressures to continuously upgrade their facilities through ongoing renovations and capital improvements in order to stay competitive. There is no assurance that a company’s management team will undertake such capital improvements or that cash flow and reserves from operations will be adequate to meet costs of such improvements. In these circumstances, the Fund may be required to provide additional funding and may be adversely affected accordingly.
The Fund relies on each Portfolio Company management team.
Each Portfolio Company’s day-to-day operations will be the responsibility of such Portfolio Company’s management team.
Although the General Partner and the general partners of the applicable Other Carlyle Accounts will be responsible for monitoring the performance of each Investment, there can be no assurance that the existing management team, or any successor, will be able to successfully operate the Portfolio Company in accordance with the Fund’s and/or such applicable
Other Carlyle Accounts’ plans. Additionally, Portfolio Companies need to attract, retain and develop executives and members of their management teams. The market for executive talent can be, notwithstanding general unemployment levels or developments within a particular industry, extremely competitive. There can be no assurance that Portfolio Companies will be able to attract, develop, integrate and retain suitable members of its management team and, as a result, the Fund may be adversely affected thereby.
The Fund is subject to currency and exchange rate risks.
A portion of the Fund’s Investments, and the income received by the Fund with respect to such Investments, may be denominated primarily in currencies other than U.S. dollars. However, the books of the Fund will be maintained, and subscriptions to, distributions and redemption proceeds from the Fund generally will be made, in U.S. dollars. Accordingly, changes in currency exchange rates, costs of conversion and exchange control regulations may materially adversely affect the
U.S. dollar value of Investments, interest and dividends received by the Fund, gains and losses realized on the sale of
Investments and the amount of distributions, if any, to be made by the Fund. For example, any dividends, sale proceeds and interest in respect of Indian investments will likely be paid in Indian rupees (“INR”) and subsequently converted into U.S.
dollars for repatriation. Any significant depreciation in the exchange rate of RMB or of the Euro, or any other currency in which the Fund makes Investments, against the U.S. dollar, could adversely affect the value of dividends or proceeds on investments denominated in RMB, the Euro or such other currencies. In addition, certain Asian countries (including China) in which the Fund expects to invest have implemented or may implement strict controls on foreign exchange which may result in artificially pegged exchange rates that may distort the results of and returns on investments in such countries. Likewise, the
Reserve Bank of India (“RBI”) has historically engaged in active trading of INR and U.S. dollars, resulting in a “managed exchange rate.” Any change in trading policy by the RBI can significantly and suddenly influence exchange rates from time to time. Other factors that may affect currency values include trade balances, the level of short-term interest rates, long-term opportunities for investment and capital appreciation and political developments. Moreover, the Fund will incur costs or experience substantial delays when, or be prohibited from, converting investment proceeds from one currency to another. While the General Partner may enter into hedging transactions designed to reduce such currency risks, there can be no assurance that any such transactions would achieve their intended results. Further, such hedging transactions could result in diminished returns
(or increased losses on capital) to the extent overall returns are less than the Fund’s costs or losses associated with such hedging transactions. See also “—An investment in the Fund involves a risk of partial or total loss of capital with no certainty of return”
and “—The Fund may engage in hedging transactions which entails certain risks.”
The Fund may also experience gains attributable solely, or in large part, to favorable movements in exchange rates as of any date of valuation or realization of an Investment, even despite relatively adverse performance of the relevant Portfolio
Company.
Any capital outlays or guarantees in respect of hedging transactions are treated as Fund Expenses for purposes of the
Partnership Agreement and are not taken into account for purposes of the Investment diversification limit set forth in the
Partnership Agreement.
The Fund may engage in hedging transactions which entails certain risks.
In connection with the acquisition, holding or disposition of certain Investments, the Fund may employ hedging techniques designed to reduce certain risks, including, among others, the risk of adverse movements in interest rates, securities prices and currency exchange rates, but there shall be no obligation to engage in such hedging activities. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Fund may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices or currency exchange rates may result in a poorer overall performance for the Fund than if it had not entered into such hedging transactions. These arrangements may also require the posting of cash collateral at a time when the Fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value.
In connection with the foregoing, the Fund may incur as a Fund Expense fees, costs and expenses designed to facilitate the entry into hedging transactions in the future (such as in connection with a hedging facility to provide hedging capacity in respect of one or more Investment(s)), although at the time of incurrence of such Fund Expenses the Investments to which any hedging transactions will ultimately relate may not be known. Accordingly, such Fund Expenses are expected to be borne indirectly by Shareholders and Shareholders may bear generalized fees, costs and expenses related to hedging transactions without receipt of any concomitant benefits from the hedging instrument itself.
Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, which may reduce the returns generated by the Fund. If the General Partner deems it necessary or advisable, the General Partner may, in lieu of holding an Investment in the relevant underlying company or other asset or entity, structure an Investment as a total return swap or other derivative contract, instrument or similar arrangement designed to substantially replicate the benefits and risks of holding the Investment in the relevant underlying company or other asset or entity. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring
Investments, and the use of derivative instruments presents various risks. For example, when used for such hedging or synthetic investment purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying investment sought to be hedged or tracked may prevent the Fund from achieving the intended hedging effect or expose the Fund to the risk of additional loss. Derivative instruments, especially when traded in large amounts, may not be liquid in all circumstances, so that in volatile markets the Fund may not be able to close out a position without incurring a loss.
In addition, daily limits on price fluctuations and speculative position limits imposed by regulators, exchanges, or other trade execution facilities on which the Fund may conduct its transactions in derivative instruments may prevent prompt liquidation of positions, subjecting the Fund to the potential of greater losses. Derivative instruments that may be purchased or sold by the
Fund may include instruments not traded on an exchange or centrally cleared. Derivative instruments not traded on exchanges or centrally cleared are also not subject to the same type of government regulation as exchange-traded or cleared instruments, and many of the protections afforded to participants in a regulated environment may not be available in connection with such transactions. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which the Fund can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-
traded or cleared instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are not traded on an exchange or similar trade execution facility. Additionally, when a company defaults or files for Chapter 11 bankruptcy court protection, the use of derivative instruments presents special risks associated with the potential imbalance between the derivatives market and the underlying securities market. In such a situation, physical certificates representing such securities may be required to be delivered to settle trades and the potential shortage of such actual certificates relative to the number of derivative instruments may cause the price of the actual certificated debt securities to rise, which may adversely affect the holder of such derivative instruments. The stability and liquidity of derivative investments depend in large part on the creditworthiness of the parties to the transactions. See also “—The Fund is exposed to counterparty risk.” Also, it should be noted that in entering into derivative transactions, the Fund typically will not have the right to vote on matters requiring a vote of holders of the underlying investment. Moreover, derivative instruments, and the terms relating to the purchase, sale or financing thereof, are also typically governed by complex legal agreements. As a result, there is a higher risk of dispute over interpretation or enforceability of the agreements. It should also be noted that the regulation of derivatives is evolving in the United States and in other jurisdictions and is expected to increase, which could impact the Fund’s ability to transact in such instruments and the liquidity of such instruments. Costs related to hedging arrangements will be borne by the
Fund. Recently, counterparties to derivative contracts have sought assurances that the special purpose or other vehicle executing the derivative contract have recourse to the Fund, which recourse liability can create significant additional risk to the
Fund, the Shareholders and its other Investments. Derivative contracts entered into by the Fund also often have cross-default and/or cross-acceleration provisions such that a default under the Fund’s asset-backed credit facility would also trigger a notice or payment obligation under the relevant derivative contracts, which could create cascading liabilities and additional burdens on the Fund. The General Partner or the general partners of Other Carlyle Accounts may not hedge against a particular risk because they do not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge, or because they do not foresee the occurrence of the risk. The successful utilization of hedging and risk management transactions requires skills that are different than the skills used in selecting and monitoring Investments, and the Fund will be relying fully on the skills employed by investment advisory professionals of Other Carlyle Accounts in determining whether to utilize any particular hedging or risk management technique. There can be no assurance that any risk management procedure will be effective in reducing risks associated with the use of hedging techniques or that the use of such techniques by Other Carlyle
Accounts (and indirectly the Fund) will not result in poorer overall performance for the Fund than if it had not utilized such techniques.
The Fund is exposed to counterparty risk.
The Fund is exposed to the risk that third parties that may owe the Fund or its Portfolio Companies money, securities or other assets will not perform their obligations. These parties include trading counterparties, clearing agents, exchanges, clearing houses, custodians, prime brokers, administrators and other financial intermediaries. These parties may default on their obligations to the Fund or its Portfolio Companies, due to bankruptcy, lack of liquidity, operational failure or other reasons.
Nonpayment and nonperformance by such parties may reduce revenues and increase expenses, and any significant level of nonpayment and nonperformance could have a negative impact on the Portfolio Companies’ ability to conduct business, operating results, cash flows and its ability to service debt obligations and make distributions to the Fund. This risk may arise, for example, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to the Fund or its Portfolio Companies, or executing securities, futures, currency or commodity trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries. Also, any practice of rehypothecation of securities of the Fund or its Investments held by counterparties could result in the loss of such securities upon the bankruptcy, insolvency or failure of such counterparties.

The Fund may depend on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for them. The terms of their contracts with third parties surrounding securities transactions may be customized and complex, and may occur in markets or relate to products that are not subject to regulatory oversight. In the event of the insolvency of a custodian, the Fund may not be able to recover equivalent assets in full (or an amount in cash equal to the value of such assets) as it will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, any of the Fund’s cash held with a prime broker, custodian or counterparty may not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and the Fund therefore may rank as unsecured creditors in relation thereto. The inability to recover the Fund’s assets could have a material impact on
Carlyle or on the performance of the Fund. The consolidation and elimination of counterparties resulting from the disruption in the financial markets has generally increased the concentration of counterparty risk and has decreased the number of potential counterparties.
Cybersecurity incidents or data privacy breaches could have numerous material adverse effects, including on the operations, liquidity and financial condition of the Fund.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. As part of its business, the Investment Advisor processes, stores and transmits large amounts of electronic information, including information relating to the transactions of the Fund and personally identifiable information of the Shareholders. Similarly, service providers of the Investment Advisor or the Fund, especially an administrator, may process, store and transmit such information.
The Investment Advisor’s and Portfolio Companies’ information and technology systems may be vulnerable to damage or interruption from computer viruses, network failures, security threats (including ongoing cybersecurity threats to and attacks on information technology infrastructure), computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes, typhoons, earthquakes, wars, systemic risk associated with cyber-kinetic warfare, terrorist attacks, catastrophic nation-state hacks and other similar events. Measures designed to manage risks relating to these types of events cannot provide absolute security. The techniques used to obtain unauthorized access to data, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time. If these systems are compromised, become inoperable for extended periods of time or cease to function properly, the Fund and/or a Portfolio Company may have to make a significant investment to fix or replace them. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Carlyle’s, the Fund’s and/or a Portfolio Company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to investors
(and the beneficial owners of investors), Carlyle employees and portfolio companies. A cybersecurity incident or data privacy breach could have numerous material adverse effects, including on the operations, liquidity and financial condition of the Fund.
Cyber threats and/or incidents or data privacy breaches could cause financial costs from the theft of Fund assets (including proprietary information and intellectual property) as well as numerous unforeseen costs including, but not limited to: costs related to regulatory inquiries, intervention or fines (including under the General Data Protection Regulation (“GDPR”) and proposed SEC rules), litigation costs, settlement costs, compliance costs, preventative and protective costs, remediation costs and costs associated with reputational damage, any one of which could be materially adverse to the Fund. Such a failure could harm Carlyle’s, the Fund’s and/or a Portfolio Company’s reputation, subject any such entity and their respective affiliates to legal claims and otherwise affect their business and financial performance. The costs related to cyber or other security threats or disruptions or data privacy breaches may not be fully insured or indemnified by other means.
The service providers of the Investment Advisor and the Fund are subject to the same electronic information security threats as the Investment Advisor. If a service provider fails to adopt or adhere to adequate data security policies, or in the event of a breach of its networks, information relating to the transactions of the Fund and personally identifiable information of the
Shareholders may be lost or improperly accessed, used or disclosed.
Misinformation on social media or otherwise regarding Carlyle, the Fund or one or more Portfolio Companies could have a material and adverse effect on the value of the Fund.
The use of social networks, message boards, internet channels and other platforms has become widespread within the U.S.
and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation, without independent or authoritative verification. Any such information or misinformation regarding Carlyle, the Fund or one or more Portfolio Companies could have a material and adverse effect on the value of the Fund.

Risk related to artificial intelligence technologies.
The use of artificial intelligence and machine learning technologies (collectively, “AI Technologies”), and the overall adoption of AI Technologies throughout society, and internally-developed data analysis tools that rely on such artificial intelligence and machine learning technologies, create opportunities for Carlyle, its funds, investment vehicles and accounts and portfolio companies, as well as new and unpredictable competitive, operational, legal and regulatory risks. Carlyle uses and is expected to expand its use of AI Technologies in connection with its business and investment activities and selections, and expects its portfolio companies, service providers and investments will use such technologies and are expected to expand their use of AI Technologies. Actual usage of such AI Technologies will vary across its business, funds and portfolio companies and investments and while Carlyle has adopted and expects to adjust usage policies and procedures governing the use of AI
Technologies by its personnel, risks remain including failure of such AI Technologies to be available or to perform, or data leakage on account of use of such AI Technologies, any of which could cause a material harm to Carlyle, the Fund or its
Portfolio Companies and misuse of such AI Technologies. To this end, the Fund will pay and bear a portion of fees, costs and expenses for obtaining and maintaining such technology in connection with such AI Technologies, including for electronic subscription materials, data providers (including related systems and services from such data providers and data management software) and costs of related information management systems and trading systems, including development of such systems
(whether maintained at Carlyle or otherwise) in connection with such AI Technologies. See also “—Allocation of Expenses”
herein.
Further, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. It is expected that the data in such models will contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would likely degrade the effectiveness of AI
Technologies and could adversely impact Carlyle, the Fund or the Fund’s Portfolio Companies and investments to the extent they rely on the work product of such AI Technologies. Carlyle expects to be involved in the collection of such data only in the context of limited custom development of tools supporting bespoke AI product developments, but these tools are likely to contain and produce inaccurate information from time to time that will be difficult to identify and mitigate. The volume and reliance on data and algorithms also make AI Technologies, and in turn Carlyle, the Fund and the Fund’s Portfolio Companies and investments more susceptible to cybersecurity threats. In addition, Carlyle, the Fund and the Fund’s Portfolio Companies
and investments could be exposed to risks to the extent they, their third-party service providers or any counterparties use AI
Technologies in their business activities. Carlyle will not be in a position to fully control the manner in which third-party products are developed or maintained or the manner in which third-party services utilizing AI Technologies are provided. For example, certain revenue management system software providers are subject to ongoing lawsuits and investigations alleging antitrust violations in connection with the use of algorithmic price setting technologies. Carlyle has instructed its existing operating partners to discontinue use of certain software with respect to properties owned or managed by Carlyle or its investment funds, but there is no guarantee that these or other AI Technologies utilized or developed by operating partners or service providers will not present similar or related risks in the future or that Carlyle will always be aware of, or able to direct, the use of such technologies or other practices by its service providers. Prospective investors should note that and the Fund, the
General Partner, the Investment Advisor and the Investments could experience directly or indirectly negative impacts or otherwise be subject to or implicated by litigation or investigations involving any possible violation of laws related to use of these technologies by operating partners or service providers. Moreover, use of AI Technologies by any of the parties described in the previous paragraphs may include the input of sensitive personal information, trade secrets and other protected data by both Carlyle and third parties, and could result in the exposure of such information, for example, by becoming part of a dataset that is accessible by AI Technologies applications and users. The use of AI Technologies, including potential inadvertent disclosure of confidential Carlyle information, could also lead to legal and regulatory investigations and enforcement actions.
The use of AI Technologies could result in claims by third parties of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets to train AI Technologies, or the use of output generated by AI
Technologies, in either case which may contain or be substantially similar to third-party material protected by intellectual property, including patents, copyrights or trademarks. In addition, AI Technologies may be competitive with the business of v or increase the potential for obsolescence of a Portfolio Company’s products or services (particularly as the capabilities of AI
Technologies improve). Additionally, where portfolio companies provide products or services that incorporate, facilitate, rely on or otherwise relate to AI Technologies, technological developments in AI Technologies may also decrease demand for those products or services. Accordingly the increased adoption and use of AI Technologies may have an adverse effect on Portfolio
Companies or their respective businesses. For more information on risks relating to information security and data use see also
“—Laws and regulations related to privacy, data protection and information security could increase costs, and a failure to comply with applicable laws and regulations could result in fines, sanctions or other penalties” and “—Cybersecurity incidents or data privacy breaches could have numerous material adverse effects, including on the operations, liquidity and financial condition of the Fund.”

AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is impossible to predict the full extent of current or future risks related thereto. For example, if Carlyle were to share or license AI
Technologies, including ones that include some degree of internal development, with investors, issuers, portfolio companies, or other third parties, such activity could introduce a number of additional risks to Carlyle, its funds, their issuers/ Portfolio
Companies and investments, or other users of such AI Technologies. Regulations related to AI Technologies may also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect on organizations connected to Carlyle, the Fund and its investments. For example, the EU has introduced a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “EU AI Act”). The EU AI Act entered into force on August 1, 2024, and its requirements started becoming effective on a staggered basis, beginning February 2, 2025. The EU AI Act imposes material requirements on both the providers and deployers of certain AI Technologies, including the outright prohibition of certain with infringements punishable by sanctions including fines of up to 7% of total annual worldwide turnover or 35 million euros (whichever is higher) for the most serious breaches. Preparing for and complying with the EU AI Act and other regulations related to AI
Technologies could involve material compliance costs and/or adversely affect the operations or performance of Carlyle, the
Fund and its Investments.
Insurance may not be obtainable against certain catastrophic losses.
Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, hurricanes, terrorist attacks, floods, pandemics or other similar events, may be either uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact on the related Investments. In general, losses related to terrorism and cyber sabotage are becoming harder and more expensive to insure against. Some insurers are excluding terrorism and/or cyber sabotage coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts and/or cyber sabotage for additional premiums, which can greatly increase the total costs of casualty insurance for a property or investment, if decided to be obtained. As a result, all Investments may not be insured against terrorism, cyber sabotage or certain other risks. If a major uninsured loss occurs, the Fund could lose both invested capital in and anticipated profits from the affected Investments. In general, the General Partner will have discretion as to the type and level of coverage to obtain, or whether to obtain insurance at all.
RISKS RELATED TO OUR OPERATIONS
The financial services industry is highly dependent on communications and information systems and is exposed to many types of operational risks.
The financial services industry is highly dependent on communications and information systems and is exposed to many types of operational risks, including the risk of fraud or security breaches by employees or other parties, record keeping errors, errors resulting from faulty or “hacked” computer or telecommunication systems, computer failures or interruptions, and damage to computer and telecommunication systems caused by internal or external events. New technologies and improved products and services are continually being developed, rendering older technologies, products and services obsolete. Further, the failure of these systems could cause significant interruptions in the operations of the Fund’s Portfolio Companies and could harm the reputation of Carlyle, the Fund and/or such Portfolio Company, subject any such entity and their respective affiliates to legal claims and adverse publicity and otherwise affect their business and financial performance. See also “—Cybersecurity incidents or data privacy breaches could have numerous material adverse effects, including on the operations, liquidity and financial condition of the Fund.”
The Fund depends on the Investment Advisor to develop the appropriate systems and procedures to control operational risk.
The Fund depends on the Investment Advisor to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in the Fund’s operations may cause the Fund to suffer financial losses, the disruption of its business, liability to third parties, regulatory intervention or damage to its reputation. The
Fund depends on the Investment Advisor to develop the appropriate systems and procedures to control operational risk, and the
Fund relies heavily on its financial, accounting and other data processing systems. The ability of its systems to accommodate an increasing volume of transactions could also constrain the Fund’s ability to properly manage the portfolio. Subject to the terms of the Partnership Agreement, the Fund will be responsible for any losses incurred due to the occurrence of any such errors
(including trade errors) and the Fund will be required to indemnify the General Partner, the Investment Advisor and any other
Indemnitee for any such errors, even if such loss results from negligence (but not gross negligence) of such Indemnitee.

The Fund is subject to the risk that its trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, the Fund could be unable to achieve the market position selected by the Investment Advisor or might incur a loss in liquidating its positions. Since some of the markets in which the Fund may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange based markets are subject. The Fund is also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing the Fund to suffer a loss.
The General Partner will be biased when determining whether losses resulting from such an error will be borne by the
Fund. Generally, in determining whether the General Partner, the Investment Advisor or any other Indemnitee was grossly negligent, the General Partner will evaluate and consider, among other things, the adequacy of the supervisory procedures in place to prevent such errors from recurring with any frequency. From time to time, the General Partner or the Investment
Advisor could elect to voluntarily reimburse the Fund or one more of its Shareholders for losses suffered as a result of certain trade errors. However, investors should not carry the expectation that a reimbursement will ever take place, and, in evaluating the Fund, no decisions should be made in reliance on any such reimbursements. Any decision to reimburse is not precedential and should not create the expectation of any reimbursement in the future.
The Fund depends on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for it.
The Fund depends on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for it. The terms of the Fund’s contracts with third parties surrounding securities transactions may be customized and complex, and may occur in markets or relate to products that are not subject to regulatory oversight. In the event of the insolvency of a custodian, the Fund may not be able to recover equivalent assets in full as it will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses.
The Fund, the General Partner, the Investment Advisor and/or the Investments may suffer adverse consequences from actions, errors or failure to act by third-party service providers, and will have obligations, including indemnity obligations, and limited recourse against them.
Certain of the Fund’s, the General Partner’s, the Investment Advisor’s and an Investment’s operations interface with and/or depend on third-party service providers, including the Fund’s administrator, any Liquidity Manager and other service providers as well as any joint-venture partners or operating partners engaged by the Fund in respect of its Investments. The costs, fees and expenses associated with the provision of such services by third-party service providers will generally be borne by the Fund instead of the General Partner or the Investment Advisor, thereby increasing the expenses borne by the Shareholders, and the
Fund, the General Partner and the Investment Advisor may not be in a position to verify the risks or reliability of such third parties.
The Fund, the General Partner, the Investment Advisor and/or the Investments may suffer adverse consequences from actions, errors or failure to act by third-party service providers, and will have obligations, including indemnity obligations, and limited recourse against them. For example, joint-venture partners, operating partners and other third-party service providers are subject to various applicable laws and regulations with respect to their activities, including antitrust and competition rules
(including with respect to price fixing or other anticompetitive activity) that apply in the countries or regions where they do business, and failure to comply with those rules could result in sanctions, fines or penalties, including civil damage actions, or delays in consummating Investments. There can be no assurances that the Fund, the General Partner, the Investment Advisor or
the Investments will not experience directly or indirectly such negative impacts or otherwise be subject to or implicated by litigation or investigations involving any possible violation of such laws by such service providers.
Misconduct by employees or by third-party service providers to Carlyle or the Fund could cause significant losses to the
Fund.
There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and there is a risk that employee misconduct could occur with respect to the Fund. Misconduct by employees or by third-party service providers to Carlyle or the Fund could cause significant losses to the Fund. Employee misconduct could include, among other things, binding the Fund to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses to the Fund or
Carlyle. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious reputational or financial harm, including limiting the Fund’s business prospects or future activities. Furthermore, because of Carlyle’s diverse businesses and the regulatory regimes under which they operate, misdeeds by a Carlyle entity (or its personnel) may result in foreclosing the Fund’s ability to conduct its activities in the manner otherwise intended. It is not always possible to deter misconduct by employees or service providers, and the precautions the
General Partner takes to detect and prevent this activity may not be effective in all cases.
The Fund, the General Partner, the Investment Advisor and/or the Investments may suffer adverse consequences from actions, errors or failure to act by a Liquidity Manager.
The General Partner may delegate to one or more Liquidity Managers certain authority and discretion to act on behalf of the Fund in making, managing and disposing of all or a portion of the Fund’s Liquid Investments. The General Partner will determine the portion of the Fund’s Liquid Investments that is managed by any such Liquidity Manager and monitor the
Liquidity Manager’s performance of such functions. While the General Partner may provide certain investment parameters to any such Liquidity Manager and may instruct the Liquidity Manager to liquidate certain Investments as needed or desired, any such Liquidity Manager may have substantial discretion, within the investment parameters provided by the General Partner, to make decisions related to the acquisition, management and disposition of Liquid Investments. Further, while the General
Partner will receive regular reporting from any such Liquidity Manager, any lag between changes in the performance of the
Liquid Investments and delivery of such reporting could impair the ability of the General Partner to oversee the Liquidity
Manager. In addition, the Liquidity Manager may be subject to certain conflicts of interest in connection with the purchase and sale of Liquid Investments. The Liquidity Manger may purchase and sell Liquid Investments in “agency cross transactions”
effected by an affiliated broker dealer of the Liquidity Manger acting as broker for both the Fund and for the party on the other side of the transaction. The affiliated broker dealer will receive commissions from, and have a potentially conflicting division of loyalties and responsibilities to, both parties to such transactions. This conflict is mitigated, in part, because the General
Partner will have the right to terminate the authority of the Liquidity Manager to effect agency cross transactions for the Fund at will without penalty Also, it is possible that a Liquidity Manager may direct transactions through broker-dealers with which it has commission-sharing arrangements. A Liquidity Manager or its affiliates may advise or take action for other accounts that may differ from, conflict with or be adverse to advice given or taken for the Fund. Finally, the Fund will be subject to and may suffer adverse consequences from any operational errors, interruptions or delays at or by the Liquidity Manager, including trade settlement delays, network outages and trade errors, all of which could negatively impact the Fund’s Liquid Investments and the Fund’s liquidity.
RISKS RELATED TO THE USE OF LEVERAGE
The Fund may invest in highly leveraged companies and utilize leverage.
The Fund’s Investments are expected to include companies whose capital structures have significant leverage. Instruments issued by such companies may have limited covenants (e.g., “covenant lite” securities), and the lack of robust covenants can increase the risk associated with an investment in such issuers. While Investments in leveraged companies offer the opportunity for capital appreciation and the General Partner will approach leverage in a manner it believes to be prudent, such Investments also involve a higher degree of risk and increase the Investment’s exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the Investment, as further described below. If a Portfolio
Company cannot generate adequate cash flow to meet its debt obligations, the Fund may suffer a partial or total loss of capital invested in such Portfolio Company. In addition, to the extent there is not ample availability of financing for leveraged transactions (e.g., due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders), the Fund’s ability to consummate certain transactions could be impaired. Borrowings by the Fund have the potential to enhance the Fund’s returns, however, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Fund’s cost of funds. As a general matter, the presence of leverage can accelerate losses.
The Fund’s Investments may involve varying degrees of leverage, which could magnify the impact of circumstances such as unfavorable market or economic conditions, operating problems and other changes that affect the relevant Investment or its industry, resulting in a more pronounced effect of such circumstances on the profitability or prospects of such Investments. In using leverage, these companies may be subject to terms and conditions that include restrictive financial and operating covenants, which may impair their ability to finance or otherwise pursue their future operations or otherwise satisfy additional capital needs. Moreover, rising interest rates will, unless such rates are fixed pursuant to the terms of any such indebtedness, significantly increase such Investments’ interest expense, causing losses and/or the inability to service debt levels. Principal and interest payments on indebtedness will have to be made regardless of the sufficiency of cash flow from the Investments. If an
Investment cannot generate adequate cash flow to meet its debt obligations, the Fund is likely to suffer a partial or total loss of capital invested in such Investment. In addition, to the extent there is not ample availability of financing for leveraged transactions (e.g., due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders)
the Fund’s ability to consummate certain transactions could be impaired.

Incurrence of indebtedness at the level of the Fund (or entity through which it invests) may, among others, have the following consequences to the Shareholders, including, but not limited to: (i) greater fluctuations in the NAV of the Fund’s assets; (ii) use of cash flow for debt service, distributions or other purposes (and, to the extent the Fund enters into a credit facility, prospective investors should specifically note in this regard that, for the avoidance of doubt, in connection with any such credit facility, distributions to the Shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby); (iii) to the extent that the Fund revenues are required to meet principal payments, the
Shareholders may be allocated income (and therefore tax liability) in excess of cash distributed and (iv) in certain circumstances, the Fund may be required to dispose of Investments at a loss or otherwise on unattractive terms in order to service its debt obligations or meet its debt covenants. There can be no assurance that the Fund will have sufficient cash flow to meet its debt service obligations. Further, in connection with any credit facility of the Fund, to the extent the Fund utilizes a
“payment in kind” feature or otherwise elect to capitalize any interest payments due under such facility into the outstanding principal amount of any loans under such facility, such capitalized amounts will not be counted for purposes of the limitations on borrowings in the Partnership Agreement. As a result, the Fund’s exposure to foreclosure and other losses may be increased due to the illiquidity of its Investments.
In addition, the Fund may need to refinance its outstanding debt as the debt matures. There is a risk that the Fund may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of the existing loan agreements. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could adversely affect the Fund’s financial condition, cash flows and return on its Investments.
Because the Fund, its affiliates or its subsidiaries may engage in portfolio financings where Investments are cross-
collateralized or cross-defaulted, multiple Investments may be subject to the risk of loss. As a result, the Fund could lose its interests in performing Investments in the event such Investments are cross-collateralized or cross-defaulted with poorly performing or non-performing Investments.
Recourse debt, which the Fund reserves the right to obtain, may subject other assets of the Fund to the risk of loss or the
Fund’s assets to be sold to satisfy such debt. Full or partial recourse debt may also limit the ability of the Fund to effect a debt restructuring at or prior to maturity of the debt.
The Fund may incur indebtedness and guarantee obligations together with one or more Other Carlyle Accounts on a joint and several or cross-collateralized basis (which may be on an investment-by-investment or portfolio-wide basis). While such arrangements may be joint and several or cross-collateralized with respect to the Fund, such arrangements may not necessarily impose reciprocal joint and several or cross-collateralized obligations on such vehicles. As a result of the incurrence of indebtedness on a joint and several or cross-collateralized basis, the Fund may be required to contribute amounts in excess of its pro rata share, including additional capital to make up for any shortfall if such vehicles are unable to repay their pro rata share of such indebtedness. Moreover, the Fund could also lose its interests in performing Investments in the event such performing
Investments are cross-collateralized with poorly performing or non-performing Investments. Depending on the terms of the cross-collateralization and the performance of the underlying assets, it is possible that the Fund may ultimately bear a disproportionate share of the risk arising from any guarantees, borrowings or credit support that are incurred on a cross-
collateralized or joint basis with Other Carlyle Accounts but the Fund will not receive compensation for bearing such risks for such Other Carlyle Accounts.
The Fund may (i) create an investment vehicle, contribute fund assets to such investment vehicle (or make Investments directly through such investment vehicles), and cause such investment vehicle to incur indebtedness or other obligations or (ii)
cause multiple new or existing investment vehicles to incur indebtedness on a joint and several or cross-collateralized basis.
Any arrangements entered into by such vehicles or entities (and not the Fund itself), will not be considered indebtedness by the
Fund for purposes of the limits on indebtedness set forth in the Partnership Agreement. In either case of (i) or (ii), such investment vehicle(s) will not be treated as a single investment for purposes of the investment limitations applicable to the Fund even if multiple Investments are pledged to, and at risk with respect to, indebtedness with respect to one single Investment
(even if the amounts involved are greater than any single-investment diversification limit set forth in the Partnership
Agreement). For the avoidance of doubt, proceeds held by such investment vehicles may be used to repay any such outstanding indebtedness or other credit obligations notwithstanding anything to the contrary set forth in the Partnership Agreement. The use of back leverage potentially enhances the return profile of the applicable Investments and the Fund overall, but also increases the risk of the applicable Investments, including the risks associated with collateralized investments held through the same leverage facilities. Similarly, any other indebtedness or other obligations incurred by subsidiaries of the Fund and certain types of indebtedness and other obligations incurred by the Fund, including limited recourse or “bad boy” guarantees, primary obligations of other persons for which the Fund is liable on a joint and several or cross-collateralized basis, letter of credit obligations and equity commitment letters will not be subject to or counted toward the limits on indebtedness that are set forth in the Partnership Agreement.
In addition, the borrowing utilized by the Fund to leverage Investments, including in connection with a NAV credit facility or hybrid facility (or other credit facility for working capital), may be collateralized by any assets of the Fund (and may be cross-collateralized with the assets of any Other Carlyle Accounts, subsidiary, financing vehicle or alternative investment vehicle of the Fund or with the assets of any other affiliates or other persons and such entities may be held jointly and severally liable for the full amount of the obligations arising out of such borrowings). Accordingly, the Fund may pledge or charge or otherwise grant security over all or any of its assets in order to borrow additional funds or otherwise obtain leverage for investment or other purposes (including in support of the obligations of any Other Carlyle Accounts, subsidiary, financing vehicle or alternative investment vehicle of the Fund or with the assets of any other affiliates or other persons).
The Fund is permitted to enter into contractual arrangements, including deferred purchase price payments, staged funding obligations, earn outs, milestone payments, equity commitment letters, letters of credit and other forms of credit support, and other contractual undertakings such as indemnification obligations that obligate it to fund amounts to special purpose vehicles, portfolio companies or other third parties. Such arrangements are not treated as Fund indebtedness that are subject to limitations under the Partnership Agreement even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps intend to address.
The General Partner may also cause the Fund to incur Fund-level debt (subject to the limitations set forth in the Partnership
Agreement), such as debt resulting from bridge and asset-backed facilities, which debt may be in addition to, or in lieu of (or a replacement for), debt at the asset level. The General Partner will seek to incur and manage such facilities appropriately;
however such debt exposes the Fund to refinancing, recourse and other risks (including, for example, the risk of cross-default).
With respect to any asset-backed facility entered into by the Fund (or an affiliate thereof), a decrease in the market value of the
Fund’s investments would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants pursuant to which the Fund must either repay the borrowed funds to the lender, which could, subject to any limitations set forth in the Partnership Agreement cause the Fund to suffer foreclosure or forced liquidation of the pledged assets. Liquidation of the Fund’s investments at an inopportune time in order to satisfy such financial covenants could adversely impact the performance of the Fund and could, if the value of its investments had declined significantly, cause the Fund to lose all or a substantial amount of its capital. In the event of a sudden, precipitous drop in the value of the Fund’s assets, the Fund might not be able to dispose of assets quickly enough to pay off its debt, resulting in a foreclosure or other total loss of some or all of the pledged assets. Fund-level debt facilities typically include other covenants such as, but not limited to, covenants against the Fund making distributions to the Fund if there is a default under the Fund-level debt facility and covenants against the Fund incurring or being in default under other recourse debt, including certain Fund guarantees of asset-level debt, which, if triggered, could cause adverse consequences to the Fund if it is unable to cure or otherwise mitigate such breach. See also “—
Asset-Backed Facilities” below.
Also any bankruptcy, insolvency or default by a counterparty to the Fund could result in a loss of the Fund’s Investments, including, for example, where fund assets and securities are re-hypothecated or otherwise held by such counterparties and become subject to general claims of their creditors.
To the extent income received from investments is used to make interest and principal payments on such borrowings,
Shareholders may be allocated income, and therefore tax liability, in excess of cash received by them in distributions.
The Fund may incur indebtedness or other obligations and/or guarantees or may establish a separate subsidiary or holding vehicle to guarantee or collateralize loans or other extensions of credit made to, or obligations of, any Other Carlyle Account, any alternative investment vehicle, other persons through which Investments are effected or any current or prospective Portfolio
Company (or any subsidiary thereof) or any vehicle formed to effect the acquisition thereof for any proper purpose relating to the activities of the Fund (including, without limitation, to cover Fund Expenses (as defined below) and organizational expenses, pay Management Fees, Incentive Allocation and Servicing Fees, make Investments, provide permanent financing or provide interim financing to the extent necessary to consummate the making of Investments (including follow-on investments)
prior to completion of the permanent debt financing therefor to otherwise satisfy further capital requirements in respect of an
Investment, including in order to repay other borrowings in respect of the Fund, any entity in which the Fund has a direct or indirect interest or Investments (including any margin loans), or provide funds for distributions by the Fund or for any other
Fund or investment-related purpose whatsoever).
In addition to secured financing arrangements, although not expected, the Fund could employ preferred financing arrangements or margin loans with respect to some or all of the investments of the Fund (including, for the avoidance of doubt, causing Intermediate Vehicles or other persons to enter into margin loans or similar financings in respect of Investments). In such arrangements, a third party typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to the Fund. Such arrangements could be employed to accelerate distributions to the investors in the Fund or to provide for additional capital for new or follow-on investments by the Fund. These arrangements could result in the Fund receiving a lower overall return of distributions than it would otherwise have received if, for example, an investment is held for a long period of time, resulting in a compounding preferred return in favor of the third party financing provider, or where the proceeds of the financing are reinvested in investments that do not perform as well as the original investments that were subject to the financing arrangement. Such secured financing arrangements will not be treated as borrowings incurred by the Fund for purposes of determining the Fund’s compliance with the limitations on borrowings set forth in the Partnership Agreement.
The Fund may not be able to obtain financing at favorable rates.
A combination of lack of liquidity and regulatory constraints on the amount of debt banks may extend for transactions in the capital markets may make it significantly more difficult for sponsors such as Carlyle, and in turn the Fund, to obtain favorable financing for investments, and the financing that is available may be on significantly less favorable terms than had been prevailing in the past. Carlyle may be required to finance transactions with a greater proportion of equity relative to prior periods. General fluctuations in the market prices of securities may affect the value of the Investments held by the Fund.
Instability in the securities markets may also increase the risks inherent in the Fund’s Investments. The ability to refinance debt securities may depend on Portfolio Companies’ ability to sell new securities in the public high-yield debt market or otherwise, or to raise capital in the leveraged finance debt markets, which historically have been cyclical with regard to the availability of financing.
CPEP may enter into a shared NAV facility with CPEP Lux, under which CPEP, CPEP Lux and/or any Other Carlyle
Account that participates in such NAV facility may be either solely or jointly and severally liable with respect to its own and such other funds’ or vehicles’ share of any applicable obligations.
The Fund may (i) contribute the Fund’s assets to an Intermediate Entity (or make Investments directly through such
Intermediate Entity) and cause such Intermediate Entity to incur indebtedness or guarantee obligations together with one or more of the GPE funds or Other Carlyle Accounts (including co-investment vehicles formed for third-party investors and/or
Carlyle personnel) on a joint and several or cross-collateralized basis or (ii) cause multiple new or existing investment vehicles to incur indebtedness or guarantee obligations on a joint and several or cross-collateralized basis. In particular, CPEP may enter into a shared NAV facility with CPEP Lux, under which CPEP, CPEP Lux and/or any Other Carlyle Account that participates in such NAV facility may be either solely or jointly and severally liable with respect to its own and such other funds’ or vehicles’ share of any applicable obligations. While CPEP, CPEP Lux and/or such Other Carlyle Account may enter into a back-to-back or other similar reimbursement agreements, it is not expected that any of CPEP, CPEP Lux and/or such Other
Carlyle Account would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis any third-
party counterparty. Furthermore, as a result of the incurrence of indebtedness on a joint and several or cross-collateralized basis
(e.g., in respect of an Investment owned by CPEP, CPEP Lux and/or one or more Other Carlyle Accounts), CPEP may be required to contribute amounts and bear expenses in excess of its pro rata share, including additional capital to make up for any shortfall if such funds or vehicles are unable to repay their pro rata share of such indebtedness. Due to the structure of joint facilities, CPEP may incur liabilities resulting from any default by CPEP Lux and/or Other Carlyle Account, which may have an adverse effect on the returns of CPEP.
There is no guarantee that the Fund’s leverage target will remain equal to or below 30%.
There is no guarantee that the Fund’s leverage target will remain equal to or below 30%. Investors should be aware that where the Fund makes an Investment and utilizes leverage at the time of acquisition, in the event that the value of the
Investment decreases from the purchase price, the relevant leverage ratio may increase and, where such leverage ratio has increased above the leverage target in such circumstances, the Fund will not be required to undertake remedial action to reduce such leverage ratio below the leverage target. In circumstances where the relevant leverage ratio exceeds the leverage target, the
Fund’s ability to secure further financing in respect of its future or existing Investments may be reduced and this may have an adverse effect on the returns of the Fund.
RISKS RELATED TO AN INVESTMENT IN OUR UNITS
An investment in the Fund involves a risk of partial or total loss of capital with no certainty of return.
An investment in the Fund guarantees no certainty of return. Carlyle cannot provide any assurance whatsoever that it will be able to choose, make and realize investments in any particular company or portfolio of companies. There can be no assurance that the Fund will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. There can be no assurances that any Shareholder will receive a return of its capital or any distribution from the Fund or be able to withdraw from the Fund within a specific period of time. An investment in the Fund involves a risk of partial or total loss of capital and should only be considered by potential investors with high tolerance for risk.
There is no public market for the Units and Shareholders will bear the risks of owning Units for an extended period of time due to limited redemptions.
The Units have not been registered under the 1933 Act or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the 1933 Act and any other applicable securities laws or an exemption from such registration is available. It is not contemplated that registration of the Units under the 1933 Act or other securities laws will ever be effected. There is no public market for the Units and one is not expected to develop. Each Shareholder will be required to represent that it is a qualified investor under applicable securities laws and that it is acquiring its Units for investment purposes and not with a view to resale or distribution and that it will only sell and transfer its Units to a qualified investor under applicable securities laws or in a manner permitted by the Partnership
Agreement and consistent with such laws. Subject to the terms and conditions of the Partnership Agreement, the Shareholders will be permitted to directly or indirectly assign, sell, exchange, mortgage, pledge, grant security over, hypothecate, encumber or transfer any of their interest, rights or obligations with respect to their Units. Shareholders will not be permitted to share confidential information regarding the Fund or such Shareholders’ Units to prospective purchasers of their Units unless the
General Partner provides its prior written consent, which it may withhold in its sole discretion. Consequently, Shareholders may not be able to liquidate their investments prior to the end of the Fund’s term and must therefore be prepared to bear the economic risk of an investment for an indefinite period of time.
Redemption of Units may likely be the only way for a Shareholder to dispose of its Units. It is uncertain as to when profits, if any, will be realized by a Shareholder and if such Shareholder will realize profits from the Fund prior to the Fund redeeming its Units. Whether the Fund has sufficient liquidity to meet a Shareholder’s request for redemption will be determined by the
General Partner. The Fund will not be obligated to liquidate any asset in order to meet redemption requests and because of the illiquid nature of holdings in Portfolio Companies, the Fund may not have sufficient cash flow to meet redemption requests at any given time. See “—Shareholders’ ability to have their Units redeemed is limited and at times Shareholders may not be able to liquidate their investments” below. If the General Partner determines there is insufficient liquidity to meet redemption requests under the Redemption Program, such requests will be delayed until the General Partner determines there is sufficient liquidity and such delay may be significant. In addition, there are substantial restrictions upon the redemption of Units under the
Partnership Agreement and applicable securities laws.
Withdrawals from the Fund will not be permitted except in extraordinary and very limited circumstances that are set out in the Partnership Agreement, where the continued involvement of the Shareholder with the Fund creates a material adverse effect in respect of the Fund, the General Partner, the Investment Advisor, any Portfolio Company, or any of their affiliates or for the
Shareholder in certain limited circumstances. In such circumstances, a Shareholder may be required to withdraw as a
Shareholder of the Fund.
Shareholders’ ability to have their Units redeemed is limited and at times Shareholders may not be able to liquidate their investments.
At the discretion of the General Partner and in accordance with the Partnership Agreement, the Fund expects to implement a Redemption Program in which it currently intends to offer to redeem, on a quarterly basis, up to 3% of Investor Units and
Class CG Units outstanding (either by number of Units or aggregate NAV). The General Partner may, in its discretion and in accordance with the Partnership Agreement, cause the Fund to offer to redeem more than the 3% quarterly redemption limitation in any calendar quarter. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest, including, but not limited to, for tax, regulatory or other structuring reasons.
The Redemption Program is expected to commence the quarter following the first anniversary of the Initial Closing, although the General Partner retains discretion to commence the Redemption Program prior to such date. Pursuant to the
Partnership Agreement, any redemption request for Units that have not been outstanding for at least two (2) years will be subject to an Early Redemption Deduction equal to 5% of the NAV of the Units being redeemed (calculated as of the
Redemption Date) for the benefit of CPEP and therefore indirectly the Shareholders. The two-year holding period is measured as of the subscription closing date immediately following the prospective Redemption Date. For illustrative purposes, a
Shareholder that acquires Units on October 1 would not be subject to an Early Redemption Deduction for participating in a redemption offer that has a valuation date of September 30 two years later (or anytime thereafter). The General Partner may otherwise from time to time waive the Early Redemption Deduction in its discretion as more fully described in “Part I, Item 1.
Business— Redemption Program.”
There can, however, be no assurance that any such requests will be satisfied within any particular period of time. The
General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the
Fund’s best interest, including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when the Redemption Program would place an undue burden on the Fund’s liquidity, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the Redemption
Program, in each case as determined by the General Partner in its sole discretion. The Fund will have no obligation to redeem
Units, including if the redemption would violate federal law or Delaware law, including restrictions on distributions thereunder.
In addition, subject to the terms and limitations set forth herein and in the Partnership Agreement, in the event that not all of the Units submitted for redemption during a given quarter are to be accepted for redemption by the Fund, Units submitted for redemption during such quarter will be redeemed on a pro rata basis after the Fund has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions.
Unsatisfied redemption requests will not be automatically carried over to the next redemption period. In order for a redemption request to be reconsidered, Shareholders must resubmit their redemption request in the next quarterly redemption offer, or upon the recommencement of the Redemption Program, as applicable.
The Fund will redeem Units only to the extent the Fund has sufficient cash available to honor requests, as determined in the sole discretion of the General Partner. Shareholders may experience significant delays in realizing liquidity even if a
Shareholder’s redemption is accepted. See also “—Use of Valuations” below.
Shareholders have limited voting and governance rights.
The General Partner has the exclusive right to appoint and remove our Board and take other actions without any consent or approval of Shareholders, including amendments to our Partnership Agreement and effecting significant corporate transactions.
Because Shareholders are not entitled to vote in the election of the Fund’s directors, the Fund is not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of Shareholders is required under the Partnership Agreement or Delaware law. Moreover, Shareholders are not able to bring matters before meetings of Shareholders or nominate directors at such meeting, nor are they generally able to submit shareholder proposals under Rule 14a-8 of the Exchange Act. Accordingly, Shareholders will not have the ability to consent to, approve, or effect the outcome of significant decisions and actions taken by the General Partner.
The Partnership Agreement may be amended without Shareholder consent.
Subject to the terms of the Partnership Agreement, the Partnership Agreement may be amended from time to time generally with the consent of the General Partner and without the consent of the Shareholders.
Shareholders lack management rights and rely on the General Partner, Investment Advisor and key professionals of
Carlyle.
Carlyle will have exclusive responsibility for management and oversight of the Fund’s activities, subject to certain oversight rights held by the Board. Shareholders will generally have no opportunity to control the day-to-day operation, including investment and disposition decisions, of the Fund. Shareholders will not have the right to make or evaluate any
Investment made by the Fund, or other decisions concerning direct management of the Fund and its Portfolio Companies and will not receive some of the financial information with respect to future opportunities that are available to Carlyle, the General
Partner and/or the Investment Advisor. The General Partner and the Investment Advisor will generally have sole and absolute discretion in structuring, negotiating and purchasing, financing and eventually divesting Investments on behalf of the Fund
(subject to certain specified exceptions). In order to safeguard their limited liability for the liabilities and obligations of the
Fund, Shareholders must rely entirely on Carlyle to conduct and manage the affairs of the Fund. Accordingly, no person should purchase Units unless such person is willing to entrust all aspects of management of the Fund to Carlyle. Consequently, the
Shareholders will generally not be able to evaluate for themselves the merits of particular Investments prior to the Fund’s making such Investments.
Notwithstanding the foregoing, while Other Carlyle Accounts alongside which the Fund invests may proscribe the terms and conditions on which the Fund invests, the Partnership Agreement will contain no such restrictions. Accordingly, with respect to any Investment, the Fund may participate in and dispose of such investment on different terms and conditions and at different times than such Other Carlyle Accounts. The terms and timing of such investment and/or exit by the Fund may be less favorable to the Shareholders than the investment and/or exit undertaken by the applicable GPE fund(s) (or Other Carlyle
Accounts). In addition, the Fund is under no obligation to sell any Investment prior to the applicable GPE fund’s (or Other
Carlyle Account’s) sale of its investment in the relevant Portfolio Company.
Shareholders have limited information rights regarding the Fund.
Shareholders’ rights to information regarding the Fund will be specified, and strictly limited, in the Partnership Agreement.
In particular, it is anticipated that the General Partner will obtain certain types of material information from Investments that will not be disclosed to Shareholders because such disclosure is prohibited for contractual, legal or similar obligations, which may be outside of the General Partner’s control. The General Partner may also withhold information to preserve legal privilege, including in situations involving privilege to which Carlyle, and not the Fund, may be entitled. Decisions by the General
Partner to withhold information may have adverse consequences for Shareholders in a variety of circumstances. For example, a
Shareholder that seeks to transfer its Units may have difficulty in determining an appropriate price for such Units. Decisions to withhold information also may make it more difficult for Shareholders to monitor the General Partner and its performance.
In addition, certain Shareholders may also be limited partners in Other Carlyle Accounts. Shareholders may also include affiliates of Carlyle, such as Other Carlyle Accounts, charities or foundations associated with Carlyle personnel and/or Carlyle employees and any such affiliates, funds or persons may also invest through the vehicles established in connection with
Carlyle’s co-investment rights. It is also possible that the Fund or the Fund’s Investments may be counterparties or participants in agreements, transactions or other arrangements with a Shareholder or an affiliate of a Shareholder. Such Shareholders described in the previous sentences may therefore have different information about Carlyle and the Fund than Shareholders not similarly positioned. Similarly, not at all Shareholders monitor their investments in vehicles such as the Fund in the same manner. For example, certain Shareholders may periodically request from the General Partner information regarding the Fund and Investments and/or Portfolio Companies that is not otherwise set forth in (or has yet to be set forth in) the reporting and other information required to be delivered to all Shareholders. Subject to the confidentiality obligations set forth in the
Partnership Agreement, the General Partner may provide such information to such Shareholder, but the fact that the General
Partner has provided such information upon request by one or more Shareholders does not necessarily obligate the General
Partner to affirmatively provide such information to all Shareholders (although the General Partner will generally provide the same information upon request and treat Shareholders equally in that regard). As a result, certain Shareholders may have more information about the Fund than other Shareholders, and the General Partner will have no duty to ensure all Shareholders seek, obtain or process the same information regarding the Fund and its Investments and/or Portfolio Companies.
Furthermore, in response to questions and requests and in connection with due diligence meetings and other communications, the Fund and the General Partner may provide additional information to certain Shareholders and prospective
Shareholders that is not distributed to other Shareholders and prospective Shareholders. Such information may affect a prospective Shareholder’s decision to invest in the Fund or take actions or make decisions as a Shareholder.
Shareholders will have conflicting investment, tax and other interests with respect to their investments in the Fund.
The Shareholders at times will have conflicting investment, tax and other interests with respect to their investments in the
Fund. The conflicting interests of individual Shareholders with respect to other Shareholders and relative to investors in other investment vehicles (including Other Carlyle Accounts) may relate to or arise from, among other things, the nature of
Investments made by the Fund and such other partnerships, the structuring or the acquisition or sale of Investments and such other partnerships and the timing of disposition of Investments. These conflicting interests are particularly acute given that the determination of the nature of the Fund’s assets, the structuring or the acquisition or sale of Investments and the timing and disposition of Investments will be undertaken by Carlyle not only for the benefit of the Fund, but also for the benefit of Other
Carlyle Accounts. As a consequence, conflicts of interest will arise in connection with decisions made by the general partner of an Other Carlyle Account or the investment advisor to such Other Carlyle Account, including with respect to the nature or structuring of Investments, that may be more beneficial for one investor of the Fund than for another investor, especially with respect to investors’ individual tax situations.
In addition, the Fund may make Investments which may have a negative impact on related investments made by the
Shareholders in separate transactions. In selecting, structuring and managing Investments appropriate for the Fund, the General
Partner will generally consider the investment and tax objectives of the Fund and its Shareholders as a whole, and not the investment, tax or other objectives of any Shareholder individually. Shareholders should note that, to the extent that the
Shareholders in the Fund vote on any matter regarding conflicts or otherwise participate in matters involving a vote or action thereby, any such Shareholders in the Fund may have an interest in other funds or Other Carlyle Account or provide services

(including acting as agents or lenders) to the Fund, Portfolio Companies and Investments, Carlyle or Other Carlyle Account
and, as a result, may not be motivated to vote solely in accordance with its interests related to the Fund. Moreover, such
Shareholders are unrestricted from voting, and may affirmatively vote, in a manner that is adverse to the interests of other
Shareholders and the Fund. In such circumstances, it is not necessarily the case that a Shareholder would seek to recuse itself or otherwise be excluded from those voting. Additionally, not all Shareholders monitor their investments in vehicles such as the
Fund in the same manner. For example, certain Shareholders periodically request from the General Partner information regarding the Fund and investments and/or companies in which the Fund invests that is not otherwise set forth in (or has yet to be set forth in) the reporting and other information required to be delivered to Shareholders generally. Subject to the confidentiality obligations set forth in the Partnership Agreement, the General Partner may provide such information to requesting Shareholders from time to time.
In general, any Units which are held by the General Partner or any of its affiliates are, pursuant to the Partnership
Agreement, voted and/or abstained in the same manner and proportions as the aggregate Units of the other Shareholders (or
Combined Shareholders, as applicable) are voted and/or abstained. Pursuant to the Partnership Agreement, for the purposes of the foregoing restriction, any Units held by a Portfolio Company or a portfolio company of an Other Carlyle Account, in each case that is controlled by Carlyle, shall be considered an affiliate of the General Partner; however, Portfolio Companies or portfolio companies of any Other Carlyle Accounts, even if controlled by Carlyle, are generally not otherwise deemed affiliates of the General Partner.
It is also possible that the Fund or Portfolio Companies will, in certain circumstances, be counterparties (such counterparties dealt with on an arm’s length basis) or participants in agreements, transactions or other arrangements with a
Shareholder or its affiliates (which may occur in connection with such Shareholder or its affiliates making a subscription or capital commitment, as applicable, to the Fund or Other Carlyle Accounts), including with respect to one or more Investments
(or types of Investments). Such transactions may include agreements to pay performance fees to a management team and other related persons in connection with the Fund’s investment therein, which will reduce the Fund’s returns. Such Shareholders can therefore be expected to have different information about Carlyle and the Fund than Shareholders not similarly positioned. In addition, conflicts of interest will, in certain circumstances, arise in dealing with any such Shareholders, and Carlyle and its affiliates may be motivated to enter into agreements, transactions or arrangements with Shareholders or their affiliates in order to secure subscriptions or capital commitments, as applicable, from investors to the Fund or Other Carlyle Accounts and may otherwise be motivated by factors other than the interests of the Fund.
If the Fund were required to register as an investment company under the 1940 Act, the Fund would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliated persons, portfolio composition and other matters.
The Fund currently intends to rely upon the exclusion from the definition of “investment company” set out in Section
3(c)(7) of the 1940 Act. Reliance on Section 3(c)(7) of the 1940 Act requires, among other things, that each purchaser be a
“qualified purchaser.” A “qualified purchaser,” as such term is defined in the 1940 Act, including the rules and regulations thereunder, includes a natural person who owns not less than $5 million in investments or a company, acting for its own account or the accounts of other qualified purchasers, that owns and invests on a discretionary basis not less than $25 million in investments, and certain trusts. The Fund’s subscription documents and the Partnership Agreement contain representations and restrictions on transfer designed to assure that the foregoing conditions are met. Further, Carlyle intends to operate such that none of the Fund, the Feeder, any Lower Funds or Parallel Fund will be required to register as investment companies under the
1940 Act.
If the Fund were required to register as an investment company under the 1940 Act, the Fund would become subject to substantial regulation with respect to its capital structure (including the ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the 1940 Act would, accordingly, limit the Fund’s ability to make certain investments and require it to significantly restructure its business plan, which could materially adversely affect the Fund’s NAV and its ability to pay distributions to Shareholders.
Each Shareholder consents to electronic delivery of certain documents.
Each Shareholder consents to the electronic delivery of the Investment Advisor’s Form ADV, investor communications, investor reports, letters to investors, potential amendments/waivers, privacy notices, Schedules K-1 and other tax notices, annual audited financial statements, regulatory communications and any other documents or information to be provided to such
Shareholder that relate to the Investment Advisor and/or any of its affiliates or such Shareholder’s Units (collectively, the
“Investment Documents”), and agrees that such electronic delivery will be in place of delivery of any Investment Documents in paper form. The term of this consent will be indefinite, but a Shareholder may terminate this consent at any time by notifying the Investment Advisor in writing. This consent to electronic delivery will extend to delivery of Investment Documents now and in the future, whether such delivery is (now or in the future) required by law, or is not required but is made by the
Investment Advisor to provide such Shareholder with additional information.
Investment Documents may be delivered (a) via a password-protected internet website designated by the Investment
Advisor, General Partner, the Fund, the fund administrator or another third-party host; provided, that the Investment Advisor will notify each Shareholder when such Shareholder should visit the website to access the Investment Documents or (b) through electronic mail to the e-mail address provided by such Shareholder in its subscription agreement.
There are certain costs (e.g., on-line time) and possible risks (e.g., slow downloading time, system outages and documents being quarantined in “fire walls”) associated with electronic delivery. Moreover, the Investment Advisor cannot provide any assurance that these communication methods are secure and will not be responsible for any security breaches, computer viruses, problems or malfunctions resulting from any computer viruses or other problems that may be associated with the use of an internet based system.
The Fund is subject to regulations not applicable to private companies.
The Fund is subject to regulations not applicable to private companies, such as the Exchange Act and provisions of the
Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect the Fund.
The Fund is a reporting company under the Exchange Act and is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. The Fund will make available to its Shareholders annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Fund determines to be appropriate or as may be required by law. Shareholders and the public may access the Fund’s public filings at www.sec.gov or obtain information by calling the SEC at (202) 551-8090.
The Fund will be subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC.
Management may be required to report on the Fund’s internal control over financial reporting pursuant to Section 404 of the
Sarbanes-Oxley Act by the time the Fund files its second annual report on Form 10-K. The Fund is required to review on an annual basis its internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in its internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact the Fund’s financial performance and its ability to make distributions. This process also will result in a diversion of the management’s time and attention. The Fund cannot be certain of when its evaluation, testing and remediation actions will be completed or the impact of the same on its operations. In addition, the Fund may be unable to ensure that the process is effective or that its internal controls over financial reporting are or will be effective in a timely manner. In the event that the Fund is unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, the Fund may be adversely affected.
The Fund’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting until there is a public market for its Units, which is not expected to occur.
Investors subscribing for Units in a foreign currency face foreign exchange rate risk.
Units are denominated in U.S. dollars, although the General Partner in its sole discretion may issue Units that are not denominated in U.S. dollars, for example through feeder funds. Investors subscribing for Units in any country in which U.S.
dollars are not the local currency should note that changes in the rate of exchange between U.S. dollars and such currency may have an adverse effect on the value, price or income of the Investment to such investor. There may be foreign exchange regulations applicable to Investments in foreign currencies in certain jurisdictions where the Units are being offered. The fees, costs and expenses incurred by Shareholders in converting their local currency to U.S. dollars (if applicable) in order to invest in the Fund will be borne solely by such Shareholder. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the Units.

RISKS RELATED TO OUR INVESTMENTS
Most of the Fund’s Investments are highly illiquid and the Fund may not be able to realize a return on any Investment at any given time.
Most of the Fund’s Investments are highly illiquid, and there can be no assurance that the Fund will be able to realize a return on any Investment at any given time. Although the Fund’s Investments may generate current income, the return of capital and the realization of gains, if any, from an Investment will generally occur only upon the partial or complete disposition or refinancing of an Investment. While an Investment may be sold at any time, it is generally expected that this will not occur for a number of years after the Investment is made. It is unlikely that there will be a public market for the securities held by the Fund at the time of their acquisition. The Fund will generally not be able to sell Investments publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases the Fund may be prohibited by contract or legal or regulatory reasons from selling certain Investments for a period of time. To the extent that there is no liquid trading market for an Investment, the Fund may be unable to liquidate that Investment or may be unable to do so at a profit. There can be no assurances that private purchasers of the Fund’s Investments will be found. Moreover, if it is determined that the Fund will dissolve, the Fund may make Investments which may not be advantageously disposed of prior to the date that the Fund will be dissolved.
There is significant uncertainty as to the valuation of Illiquid Investments and the values of such Investments may not necessarily reflect the values that could actually be realized by the Fund.
Because there is significant uncertainty as to the valuation of illiquid Investments, the values of such Investments may not necessarily reflect the values that could actually be realized by the Fund. Under certain conditions, the Fund may be forced to sell Investments at lower prices than it had expected to realize or defer, potentially for a considerable period of time, sales that it had planned to make, including to the extent Other Carlyle Accounts determine to exit a particular investment. In addition, under limited circumstances, the General Partner may not have access to all material information relevant to a valuation analysis with respect to an Investment. Further, the General Partner depends on financial information provided by third parties in order to value Investments and such financial information may be unreliable. As a result, the valuation of the Fund’s
Investments, and as a result the valuation of the Units themselves, may be based on imperfect information and is subject to inherent uncertainties.
The Fund has a broad investment mandate.
The Partnership Agreement contains no material limitations on the instruments, markets or countries in which the Fund may invest or the specific investment strategies that may be employed on behalf of the Fund. In addition, the Fund may make equity and/or debt Investments that do not involve control or influence over the underlying Portfolio Company. The Fund’s portfolio may be concentrated at various points in time, including, for example, with respect to the number of Investments included in the portfolio (which will be particularly limited when the Fund commences its investing activities), the nature of such Investments and the geographies or industry sectors represented by the companies in which the Fund invests. Except as described in the Partnership Agreement, statements contained in this report (including those relating to the investment strategies of the Fund) are based on current expectations of the General Partner and are not binding on the Fund.
The General Partner may pursue additional investment strategies and/or modify or depart from the Fund’s core investment strategy, investment process and investment techniques as it determines appropriate.
While the General Partner generally intends to seek attractive returns for the Fund, primarily through making private equity investments as described herein, the General Partner reserves the right to pursue additional investment strategies and to modify or depart from its core investment strategy, investment process and investment techniques as it determines appropriate. The
General Partner reserves the right to pursue investments outside of the industries and sectors in which other GPE funds have previously made investments or have internal operational experience. For example, the Fund may make Investments alongside
Other Carlyle Accounts that are not GPE funds, including Carlyle’s Global Credit funds, or by itself or along with other sponsors or third-party investors without any Other Carlyle Accounts participating in the same Investment. See also “—The
Fund may invest in Platform Arrangements” below. The Fund is also expected to participate in certain Secondary Investments of Carlyle AlpInvest and may from time to time make Secondary Investments in Other Carlyle Accounts and capital commitments to investment funds managed by Carlyle or third-party managers.

The Fund’s Investments may be concentrated in a particular issuer, industry, asset, security, or geographic region, location in the capital structures or other measures.
Investors have no assurance as to the degree of diversification of the Fund’s Investments, either by geographic region, industry, asset or transaction type. To the extent the Fund concentrates Investments in a particular issuer, industry, asset, security, or geographic region, the location in the capital structures of the issuers in which the Fund invests or other measures,
Shareholders will be subject to concentration levels higher than currently targeted for the Fund, which concentration would result in the Shareholders’ Units being more susceptible to fluctuations in value resulting from adverse economic and business or market conditions. Moreover, there are no assurances that all of the Fund’s Investments will perform well or even return capital. Therefore, if certain Investments perform unfavorably, for the Fund to achieve above-average returns, one or a few of its Investments must perform exceptionally well. There are no assurances that this will be the case. See also “—The Fund faces risks with respect to follow-on Investments” below.
The Fund’s investments may be concentrated alongside Other Carlyle Accounts.
It is expected that a meaningful portion of the Fund’s capital will be invested or alongside one or more Other Carlyle
Accounts. Accordingly, the Fund’s investments may be concentrated in the limited universe of a particular strategy (or strategies), meaning that the performance of one or more of Other Carlyle Accounts, or more specifically a particular strategy or even investment, may substantially impact, potentially negatively, the return of the Fund’s investments as a whole. While it is anticipated that the Fund will target investments in the Carlyle strategies described in this report, there can be no assurances that the Fund will have exposure to any particular Carlyle strategy or its investments, or conversely, that all such Carlyle strategies in which the Fund may invest are identified herein.
The Fund will be subject to control position risk.
Although non-control investments may also be made, the GPE funds intend to make investments that allow the GPE funds to acquire control or exercise influence over management and the strategic direction of a Portfolio Company (which for all purposes of this report includes assets, projects and/or businesses in which the Fund invests).
The exercise of control over a company imposes additional risks of liability for environmental damage, social and governance issues, workplace accidents, product defects, failure to supervise management and other types of liability in which the limited liability characteristic of business operations may be ignored. Liabilities of Portfolio Companies, including those related to activities that occurred prior to the Fund’s Investment therein, could have an adverse impact on the Fund. The exercise of control over an Investment could expose the assets of the Fund to claims by the relevant Portfolio Company, its shareholders and its creditors.
The Fund may hold non-controlling interests in certain investments and co-invest with third parties.
The Fund may hold a non-controlling interest in certain Investments and, therefore, may have a limited ability to protect its position in such Investments, although as a condition of investment, it is expected that appropriate rights generally will be sought to protect the Fund’s interests. Any such rights are expected to be received by, and exercised solely for the benefit of the
Fund. Moreover, certain countries in which the Fund may invest do not have well-developed legal systems and bodies of commercial law and provide inadequate legal remedies for breaches of contract, which could adversely affect the Fund’s minority investments and rights under governing agreements. In such cases, the Fund will typically be significantly reliant on the existing management, board of directors and other equity holders of such Investments, who may not be affiliated with the
Fund and whose interests may conflict with the interests of the Fund. These risks remain relevant for minority investments even where there is a control orientation or significant influence. The Fund will not have any governance rights with respect to any investments held through or alongside the Other Carlyle Accounts or in the general partners/advisors thereof and will be relying on the management skill of Carlyle as sponsor and/or adviser of the respective Other Carlyle Accounts. See also “—Risks
Relating to Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles” herein.
The Fund may co-invest with third parties through consortiums of private equity investors, partnerships, joint ventures or other similar arrangements. Such Investments will involve risks in connection with such third-party involvement, including the possibility that a third-party partner or co-venturer may have financial, legal or regulatory difficulties, resulting in a negative impact on such Investment, may have economic or business interests or goals which are inconsistent with those of the Fund, may be in a position to take (or block) action in a manner contrary to the Fund’s investment objectives, or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Consortium transactions generally entail a reduced level of control by Carlyle over the investment because governance rights must be shared with the other consortium sponsors. Accordingly, the Fund may not be able to control decisions relating to a consortium investment, including the timing and nature of any exit. In addition, the Fund may in certain circumstances be liable for the actions of its third-party partners or co-venturers. Furthermore, if a co-venturer defaults on its funding obligations, the Fund may be required to make up the shortfall. Investments made with third parties through consortiums of private equity investors, partnerships, joint ventures or other similar arrangements may involve incentive compensation and/or other fees payable to such third-party partners or co-venturer. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such Investments, including incentive compensation arrangements. Such compensation arrangements may reduce the return to an investor in the
Fund and will not otherwise offset fees or compensation payable to Carlyle and its affiliates.
In addition, the Fund may make and pursue Investments and bear costs as Fund Expenses in connection therewith with the expectation of selling a portion of its interests therein to Other Carlyle Accounts. The General Partner shall not be required to obtain the consent of the Shareholders or the Board provided the sale occurs within 180 calendar days after the Investment has been made and, in the event the Fund transfers a portion of its interest in an Investment to an Other Carlyle Account within such timeframe, the Fund intends to charge such Other Carlyle Account an amount equal to the Fund’s cost plus (i) for such period, if any, that such Investment was funded using a credit facility, an additional amount, calculated from the date of drawdown on such credit facility, equal to the interest rate payable under the credit facility or (ii) otherwise an additional amount, calculated from the date such Investment was funded by the Fund, at an interest rate of at least the Prime Rate plus 2%.
Furthermore, the General Partner may, in its sole discretion and without the consent of Shareholders or the Board, cause the
Fund to purchase all or a portion of any investment from any Other Carlyle Account; provided, that such purchase will be made in accordance with the terms of such Other Carlyle Account’s governing agreement. Notwithstanding the foregoing, if such sale or purchase constitutes a principal transaction contemplated by Section 206(3) of the Advisers Act, the General Partner will refer such transaction to the Board for review and approval prior to entering into the transaction, to the extent required by law.
The General Partner expects that all such sales will be made within 180 calendar days after an investment has been made by such Other Carlyle Account and that the price for such investment shall be the cost of such investment to such Other Carlyle
Account plus an interest rate set forth in the applicable Other Carlyle Account’s governing agreement, which will generally be its cost of borrowing, if using a credit facility, or otherwise the Prime Rate plus 2%. Notwithstanding the foregoing, the applicable interest rate may be higher under such governing agreement, which would increase the amount paid by the Fund for such investment. In the event that the Fund is not successful in transferring such investment, in whole or in part, the Fund may consequently hold a greater concentration and have more exposure in the related Investment than initially was intended (and/or the expenses associated therewith (such as expenses incurred in connection with the proposed transfer and sale of the investment), including if the Investment does not close), which could make the Fund more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. In addition, the Fund will generally remain liable for all of the obligations and/or liabilities (including, but not limited to, customary indemnity obligations and undertakings pursuant to purchase and sale agreements or similar agreements) incurred in connection with the acquisition of an
Investment, notwithstanding the fact that a portion of such Investment has been syndicated to Other Carlyle Accounts.
Multi-step investments could result in the Fund having only partial control over the investment or partial access to its cash flow to service debt incurred in connection with the investment.
In the event the Fund chooses to effect a transaction by means of a multi-step investment (such as a first-step cash tender offer or stock purchase followed by a merger), there can be no assurance that the remainder of the relevant investment can be successfully invested. This could result in the Fund having only partial control over the investment or partial access to its cash flow to service debt incurred in connection with the investment.
The Fund may invest a portion of its assets in the securities of less established companies, which may involve greater risks than are generally associated with investments in more established companies.
The Fund may invest a portion of its assets in the securities of less established companies and family-owned companies
(and certain of the Investments may be in businesses with little or no operating history). Investments in such early-stage or family-owned companies may involve greater risks than are generally associated with investments in more established companies. To the extent there is any public market for the securities held by the Fund, such securities may be subject to more abrupt and erratic market price movements than those of larger, more established companies. Less established and family-
owned companies tend to have lower capitalizations and fewer resources, and therefore, are often more vulnerable to financial failure. Such companies also may have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow. In addition, less mature and family-owned companies could be deemed to be more susceptible to irregular accounting or other fraudulent practices. In the event of fraud by any company in which the Fund invests, the Fund may suffer a partial or total loss of capital invested in that company. There can be no assurance that any such losses will be offset by gains (if any) realized on the Fund’s other Investments.

The Fund may invest alongside Other Carlyle Accounts and/or third parties, in growth investments, including Portfolio
Companies that: (i) have little or no operating history, (ii) offer services or products that are not yet ready to be marketed, (iii)
are operating at a loss or have significant fluctuations in operating results, (iv) are engaged in a rapidly changing business or (v)
need substantial additional capital to set up internal infrastructure, hire management and personnel, support expansion or achieve or maintain a competitive position. Such Portfolio Companies may face intense competition, including competition from companies with greater financial resources, more extensive capabilities and a larger number of qualified managerial and technical personnel. See also “—Allocation of Investment Opportunities with Other Vehicles; Conflicting Fiduciary Duties to
Other Collective Investment Vehicles” below.
The Fund may invest in publicly traded securities which subject the Fund to risks that differ in type or degree from those involved with Investments in privately held companies.
The Fund’s investment portfolio may contain securities or instruments issued by publicly held companies. Such
Investments may subject the Fund to risks that differ in type or degree from those involved with Investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Fund to dispose of such securities or instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members (which may include members of the Carlyle team) and increased costs associated with each of the aforementioned risks.
The Fund may make substantial investments in publicly traded securities and a significant portion of the Fund’s investment program may be deployed in publicly held companies at any given time.
The Fund may be unable to obtain financial covenants or other contractual governance rights. Moreover, the Fund may not have the same access to information in connection with investments in public securities, both before and after making the investment, as compared to privately negotiated investments. Furthermore, the Fund may be limited in its ability to make investments, and to sell existing investments, in public securities if the General Partner or other Carlyle businesses have material, non-public information regarding the issuer or as a result of other policies or requirements. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.
Further, securities markets in certain countries in Asia in which the Fund may invest are fragmented, smaller, less liquid and more volatile than the securities markets of the United States and certain developed countries. Securities markets in the countries in which the Fund may invest have in the past experienced substantial price volatility which could have an adverse impact on the value of the Fund’s Investments.
Periods of economic and political uncertainty may result in further volatility in the value of the Fund’s Investments. As a result, there may be greater volatility than the volatility that could be expected by investors in comparable securities traded in
U.S. securities markets. Although such volatility may create attractive investment opportunities for the Fund, it may also increase the risks associated with the acquisition and disposition of Investments. There can be no assurance that the Fund’s
Investments will not be sold at prices below their acquisition costs.
In addition, securities markets in certain countries in Asia in which the Fund may invest have a limited operating history and are not as developed, liquid or transparent as those in the United States. A high proportion of the shares of many companies in the region may be held by a limited number of persons. A limited number of issuers in the securities markets in the region may represent a disproportionately large percentage of market capitalization and trading value. In addition, there is also a varying degree of government regulation of securities and financial markets and of financial institutions in the countries in which the Fund will invest. There may also be less regulation and monitoring of securities markets, the activities of investors, brokers and other participants in those countries than in the United States. Accordingly, issuers of securities in certain countries in Asia may not be subject to the same degree of regulation as are U.S. issuers with respect to such matters as insider trading rules, tender offer regulation, stockholder proxy requirements and the requirements mandating timely disclosure of information.
Stock markets in certain countries in Asia are undergoing a process of change and further development. In some countries, regulations under which foreign investors, such as the Fund, may invest directly in domestically listed securities are new and evolving. This may lead to trading volatility, difficulty in the settlement and recording of transactions and difficulty in interpreting and applying the relevant regulations. There can be no assurance that regulations promulgated in the future will not adversely affect the Fund or that any regulations facilitating such investments will be continued or adopted in the future.

The Fund faces risks with respect to follow-on Investments.
The Fund may be called upon to provide follow-on funding for its Portfolio Companies or have the opportunity to increase its Investment in such Portfolio Companies. There can be no assurance that the Fund will wish to make follow-on Investments
(whether for diversification, legal, tax, regulatory, accounting or other reasons) or that it will have sufficient funds to do so. To the extent the Fund has insufficient available capital, the Fund may not be able to participate pro rata alongside Other Carlyle
Accounts in any particular follow-on investment. Carlyle may, in its sole discretion, permit one or more of Other Carlyle
Accounts or other persons to participate in such follow-on investment in lieu of the Fund, which is expected to result in dilution to the interests of the Fund in such investment and may give rise to other significant risks and conflicts of interest.
Alternatively, if the Other Carlyle Accounts participating in the applicable investment have insufficient capital or are otherwise unable to participate in a follow-on investment, the Fund’s participation in such investment may be disproportionate to its original participation, which may also give rise to significant conflicts of interest. There can be no assurances that such conflicts will be resolved in favor of the Fund.
The Fund may engage in bridge financings.
From time to time, the Fund may lend to Portfolio Companies or in connection with Investments therein on a short-term, unsecured basis or otherwise invest on an interim basis in Portfolio Companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Fund’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Fund and such situations may result in a greater concentration to a particular company and sector than anticipated.
The Fund may employ other investment techniques and invest in other instruments that are not specifically described herein. Such Investments may entail risks not described herein.
The Fund may employ other investment techniques and invest in other instruments that the General Partner believes will help achieve the Fund’s investment objective, whether or not such investment techniques or instruments are specifically described herein. Such Investments may entail risks not described herein. New investment strategies and techniques may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful Investments and, ultimately, losses to the Fund. In addition, any new investment strategy or technique developed by the Fund may be more speculative than earlier investment strategies and techniques and may involve material and as-yet-unanticipated risks that could increase the risk of an investment in the Fund. See also “—Risk related to artificial intelligence technologies” herein.
Certain employees of the General Partner, the Investment Advisor or their affiliates may acquire confidential or material, non-public information or be restricted from initiating transactions in certain securities.
By reason of their responsibilities in connection with other activities of Carlyle, certain employees of the General Partner, the Investment Advisor or their affiliates may acquire confidential or material, non-public information or be restricted from initiating transactions in certain securities. The Fund will generally not be free to act upon any such information. Due to these restrictions, the Fund may not be able to initiate a transaction that it otherwise might have initiated and may not be able to arrange for the sale and liquidation of all or any portion of an investment that it otherwise might have sold, which also will prevent the Fund from buying or selling such Investment. Conversely, the Fund may not have access to material non-public information in the possession of Carlyle which might be relevant to an investment decision to be made by the Fund, and the
Fund may initiate a transaction or sell an Investment which, if such information had been known to the relevant person the
Fund, may not have been undertaken.
The Fund faces risks with respect to the disposition of Investments.
Carlyle ordinarily expects that the Fund will generally sell or otherwise dispose of an Investment in a manner that is concurrent with the sale or disposition by Other Carlyle Accounts of a like proportion of its investment in such Portfolio
Company and on the same terms and conditions as a sale or disposition of such investment by such Other Carlyle Accounts, subject in each case to legal, tax, political, national security, regulatory or other similar considerations. However, the Fund is under no obligation to cause the Fund to so divest or if it does so divest, to do so in the same manner as Other Carlyle Accounts
(for example, but without limitation, the Fund may choose to sell securities for cash at a time when an Other Carlyle Account is distributing securities in kind, for administrative ease among other reasons, or the Fund may continue to hold an investment while an Other Carlyle Account is selling its interest to an affiliate). To the extent Other Carlyle Account divests of all or a portion of an Investment prior to the Fund, the Fund’s investment in the Portfolio Company may be adversely affected, as
Carlyle may lose governance rights in respect of the Portfolio Company as a result of such Other Carlyle Account’s sale or the
Fund may hold a minority position that is be difficult to sell on favorable terms or at all. Conversely, the Fund may seek to sell certain Investments in order to meet the Fund’s liquidity needs at a time when Other Carlyle Accounts are not otherwise selling
(see also “—The Fund will have significant liquidity requirements” above). In this scenario, the value received by the Fund with respect to such Investment may be less than it would have received had the Other Carlyle Accounts participated in such sale, or
Carlyle may determine not to sell certain Investments in whole or in part due to the adverse impact such sale could have on the
Other Carlyle Accounts holding such Investments.
A non-lockstep disposition may arise in the event Other Carlyle Account’s holdings of a Portfolio Company form part of the security package for an asset-based financing (particularly where the Fund’s holdings are not similarly pledged). In that case, the lenders for any such financing may have rights to foreclose on such Other Carlyle Account’s holdings of the Portfolio
Company and subsequently sell such holdings to third parties in order to remedy any breach under the documents governing the asset-based financing or to repay any loan thereunder in full. While Carlyle intends to take steps to avoid any such foreclosure, there can be no assurance Carlyle will be in a position to avoid such foreclosure or any measures that Carlyle takes in that regard will be successful. Conversely, the lenders under any such financing may also have the ability to “drag” the Fund’s interests in such Portfolio Company in the case of any foreclosure sale, whereupon the Fund may be required to exit its investment in such Portfolio Company at an inopportune time or on suboptimal terms. See also “—The Fund may invest in highly leveraged companies and utilize leverage.”
The Fund may face contingent liabilities on the disposition of Investments.
In connection with the disposition of an Investment in a Portfolio Company, the Fund may be required to make representations about the business and financial affairs of such company typical of those representations made in connection with the sale of any business. The Fund also may be required to indemnify the purchasers of such Investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may (i) result in the incurrence of contingent liabilities for which the General Partner may establish reserves or escrows or (ii) require Shareholders to return amounts distributed to them to fund obligations of the Fund, including indemnity obligations, subject to certain limitations set forth in the Partnership Agreement. Furthermore, each Shareholder that receives a distribution in violation of applicable law will, under certain circumstances, be obligated to recontribute such distribution to the Fund. In addition, the
Fund may sell Investments in public offerings. Such offerings can give rise to liability if the disclosure relating to such sales proves to be inaccurate or incomplete.
Activities of one Portfolio Company may have adverse consequences for other Portfolio Companies.
The Fund, the GPE funds and Other Carlyle Accounts have made (and/or will in the future make) Investments in Portfolio
Companies that have operations and assets in many jurisdictions around the world. It is possible that the activities of one
Portfolio Company may have adverse consequences on one or more other portfolio companies (including the Fund’s Portfolio
Companies), even in cases where the Portfolio Companies are held by different Carlyle investment funds and have no other connection to each other. In particular, the laws and regulations governing the limited liability of such companies vary from jurisdiction to jurisdiction, and in certain contexts (including, by way of example only, bankruptcy, environmental liabilities, consumer protection or pension / labor law matters) the laws of certain jurisdictions may provide not only for carve-outs from limited liability protection for the Portfolio Company that has incurred the liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such company. For example, if one of
Carlyle’s investments is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by other portfolio companies held by different Carlyle investment funds (including
Portfolio Companies of the Fund) in that jurisdiction. A portfolio company of an Other Carlyle Account may be subject to law or regulation that limits the operations of its affiliates, which may be construed to include the Fund and its Portfolio Companies.
For example, the acquisition of or operations of a portfolio company of an Other Carlyle Account may require the Fund or a
Portfolio Company to divest certain assets or businesses or to cease servicing certain clients (particularly government clients).
There can be no assurance that the Fund will not be adversely affected as a result of the foregoing risks.

The Fund may invest in Investments that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified.
Environmental laws, regulations and regulatory initiatives play a significant role in certain industries and can have a substantial impact on investments in these industries. For example, global initiatives to minimize pollution have played a major role in the increase in demand for natural gas and alternative energy sources, creating numerous new investment opportunities.
Conversely, required expenditures for environmental compliance have adversely impacted investment returns in a number of segments of the industry. Certain industries will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-governmental organizations and special interest groups. The Fund may invest in
Investments that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on Investments or potential Investments.
Compliance with such current or future environmental requirements does not ensure that the operations of the Fund’s
Investments will not cause injury to the environment or to people under all circumstances or that the Fund’s Investments will not be required to incur additional unforeseen environmental expenditures. Environmental hazards could expose the
Investments to material liabilities for property damages, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties and reputational risk. Moreover, failure to comply with regulatory or legal requirements could have a material adverse effect on a Portfolio Company or project, and there can be no assurance that
Portfolio Companies will at all times comply with all applicable environmental laws, regulations and permit requirements. Past practices or future operations of Portfolio Companies could also result in material personal injury or property damage claims, including costs of investigating and remediating contaminated properties. Any noncompliance with these laws and regulations could subject the Fund and its properties to material administrative, civil or criminal penalties or other liabilities. Under certain circumstances, environmental authorities and other parties may seek to impose personal liability on the limited partners of a partnership (such as the Fund) subject to environmental liability.
However, a Shareholder may reduce its risk of such personal liability by avoiding activities with respect to the Fund’s
Investments other than as specifically contemplated by the Partnership Agreement.
Prolonged changes in climatic conditions could have a significant impact on the revenues, expenses and conditions of certain Investments. While the precise future effects of climate change are unknown, it is possible that climate change could affect precipitation levels, cause droughts, affect wind levels, annual sunshine levels, sea levels and the severity and frequency of storms and create or substantially contribute to other severe weather events. The General Partner cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of a
Portfolio Company once undertaken, any of which could have a material adverse effect on an Investment or the Fund. In the event that climate change causes sea levels to rise, certain Investments might be forced to incur expenses to prevent assets from being damaged or rendered unusable by such rising sea levels. Moreover, if the evidence supporting climate change continues to mount, various regulatory agencies may enact more restrictive environmental regulations. These more restrictive regulations could materially impact the revenues and expenses of an Investment. See also “—Risks Relating to Energy and Natural
Resources Investments” below.
If a Portfolio Company is unable to obtain regulatory approvals in a timely fashion, it may experience significant adverse effects, which in turn could negatively affect the performance of the Fund.
The Fund intends to invest in Portfolio Companies it believes have obtained all necessary regulatory approvals.
Investments in the healthcare and life sciences industry may require the approval of agencies such as the Food and Drug
Administration in the U.S. and or the European Medicines Agency prior to their products being available to the public. The approval process is very lengthy and very costly and there can be no guarantee that a Portfolio Company will obtain the necessary approvals. If a Portfolio Company is unable to obtain such approvals in a timely fashion, it may experience significant adverse effects, which in turn could negatively affect the performance of the Fund. In addition, the Fund may require the consent or approval of applicable regulatory authorities in order to acquire or hold particular Portfolio Companies. A
Portfolio Company could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such Portfolio Company. Governments have considerable discretion in implementing regulations that could impact a Portfolio
Company’s business, and because its business may provide basic, everyday services, and face limited competition, governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Company’s business.
Moreover, additional regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, may become applicable in the future due to a change in laws and regulations, a change in a
Portfolio Company’s customer(s) or for other reasons. There can be no assurance that a Portfolio Company will be able (i) to obtain all required regulatory approvals that it does not yet have or that it may require in the future, (ii) to obtain any necessary modifications to existing regulatory approvals or (iii) to maintain required regulatory approvals. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay in satisfying or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility or sales to third parties or could result in additional costs to a Portfolio Company. In addition, to the extent the Fund determines to make a follow-on investment into a Portfolio Company, the Fund may be required to obtain separate and/or additional regulatory approvals in respect of such follow-on investment, which may be different or more stringent than the initial approvals obtained in respect of such Portfolio Company.
Where a Portfolio Company is the sole or predominant service provider in its service area and provides services that are essential to the community, it may be subject to rate regulation that will determine the prices it may charge. It may be subject to unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in its profits being negatively affected.
There is increasing ESG scrutiny.
Carlyle and its affiliates are subject to increasing scrutiny from regulators, elected officials, investors and other stakeholders with respect to ESG matters, which may adversely impact the ability of the Fund to raise capital from certain investors, constrain capital deployment opportunities for the Fund and impact Carlyle’s brand and reputation. With respect to the alternative asset management industry, in recent years, certain investors, including public pension funds, have placed increasing importance on the impacts of investments made by the private funds to which they commit capital, including with respect to climate change and diversity, among other aspects of ESG. Failure to successfully manage ESG-related expectations may negatively impact Carlyle’s business, erode stakeholder trust and constrain investment opportunities.
On the other hand, anti-ESG sentiment has also gained momentum across the United States, with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, (i) boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries
(e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets
(including pension plan assets) through such institutions, and (ii) ESG investment prohibitions in certain states require that relevant state entities or managers/administrators of state investments make investments based solely on “pecuniary factors”
without consideration of ESG factors. If investors subject to such legislation viewed the Fund’s or Carlyle’s ESG considerations as being in contradiction of such “anti-ESG” policies, legislation, initiatives or legal opinions, such investors may not invest in the Fund and Carlyle’s ability to maintain the size of its funds could be impaired. Alternatively, such investors may seek confirmation that Carlyle’s ESG practices are consistent with such state requirements as a condition to their investment in the Fund. The General Partner expects to consider ESG as applicable and appropriate in furtherance of maximizing financial returns and the investment objectives of the Fund, and may rely on the diligence and other information prepared by Carlyle internally as well as by potential counterparties and other third parties generally and without regard to whether particular ESG factors may have been considered in such material’s preparation.
Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk.
Furthermore, in April 2025, President Trump signed an Executive Order directing the Attorney General to stop the enforcement of state and local laws, regulations, policies and practices directed at climate change, greenhouse gas emissions and other ESG-
related matters to the extent those laws or activities are unconstitutional, preempted by federal law, or otherwise unenforceable.
While there is still uncertainty as to the potential effects of such order, if the SEC or any other governmental authority, regulatory agency or similar body, as applicable, were to take issue with Carlyle’s past or future practices, Carlyle and/or the
Fund may be at risk for regulatory investigation and/or sanctions, and any such investigations or sanctions could be costly, distracting and/or time consuming. In addition, some conservative groups and federal and state officials have asserted that the
Supreme Court’s decision striking down race-based affirmative action in higher education admissions in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision, and in January 2025, the Trump administration signed a number of Executive Orders focused on diversity, equity, and inclusion (“DEI”), which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, legal opinions and scrutiny could result in Carlyle facing additional compliance obligations or expose Carlyle and/or the General Partner to the risk of investigations or challenges and enforcement by state or federal authorities and result in penalties and/or reputational harm.
Accordingly, Carlyle is expected to be subject to competing demands from different investors and other stakeholder groups with divergent views on ESG matters, including the role of ESG in the investment process. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some potential stakeholders and could adversely impact Carlyle’s reputation. If Carlyle and its affiliates do not successfully manage ESG-related expectations across the varied interests of its stakeholders, including existing or potential investors, the Fund’s ability to access and deploy capital may be adversely impacted. In addition, a failure to successfully manage ESG-related expectations may negatively impact Carlyle’s business, erode stakeholder trust and constrain investment opportunities.
Carlyle cannot guarantee that its ESG framework, which depends in part on qualitative judgments, will positively impact the financial, climate or sustainability performance of any individual Investment or the Fund as a whole.
Carlyle has established an ESG framework, which it and the General Partner, intend to apply as applicable to the Fund’s investment portfolio, consistent with and subject to its fiduciary duties and applicable legal, regulatory or contractual requirements. While the General Partner may consider sustainability and ESG when making investment decisions, such factors are not binding on investment decisions. However, Carlyle frequently integrates sustainability targets as part of its investment strategy to identify and mitigate risks with the purpose of safeguarding the financial value of its investments. Although Carlyle considers the application of its ESG framework to be an opportunity to enhance or protect the performance of its investments over the long-term, Carlyle cannot guarantee that its ESG program, which depends in part on qualitative judgments, will positively impact the financial, climate or sustainability performance of any individual investment or the Fund as a whole.
Where permitted by the Partnership Agreement, consideration of ESG factors may also impose additional expenses on the Fund that would not be incurred if the Fund did not apply an ESG framework. Further, Carlyle may seek to incorporate sustainability considerations into other transactions or service arrangements of its funds and their portfolio companies. Similarly, to the extent the General Partner or a third-party advisor engages with investments on ESG-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the financial or sustainability related performance of the investment. Successful engagement efforts on the part of the General Partner or a third-party ESG advisor will depend on the
General Partner’s skill in properly identifying and analyzing material ESG risk mitigators and value creation opportunities and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.
The materiality of sustainability risks and impacts on an individual asset and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment style. ESG factors, issues, objectives, goals and considerations do not apply in every instance or with respect to each investment held, or proposed to be made, by the Fund, and will vary greatly based on numerous criteria, including, but not limited to, location, industry, investment strategy, and issuer-
specific and investment-specific characteristics. In evaluating a prospective investment, the General Partner often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the General Partner to incorrectly identify, prioritize, assess or analyze the entity’s sustainability practices and/or related risks and opportunities. The General Partner does not intend to independently verify certain of the ESG information reported by investments of the Fund, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. To the extent that Carlyle or the General Partner provides reports of material ESG issues to investors, including the annual Carlyle Impact Review, such reports will be based on Carlyle’s, the General Partner’s or applicable investment management team’s sole and subjective determination of whether and how to report on any material
ESG issue has occurred in respect of an investment and the General Partner makes no representations that all material ESG issues will or should be discussed in such reports.
In addition, Carlyle’s ESG framework, including Carlyle’s ESG Policy and associated procedures and practices, is expected to change over time. Carlyle in certain circumstances could determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the General Partner to adhere to all elements of the Fund’s investment strategy, including with respect to sustainability risk and opportunity management and impact, whether with respect to one or more individual investments or to the Fund’s portfolio generally.
Further, ESG integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and Carlyle’s adoption of and adherence to such principles, frameworks, methodologies and tools may vary over time. For example, Carlyle’s ESG risk framework does not represent a universally recognized standard for assessing ESG considerations. Carlyle is currently a signatory to the United Nations’ Principles for Responsible Investment (UNPRI) and the CEO Action for Diversity &
Inclusion; a member of the Businesses for Social Responsibility (BSR), Value Reporting Foundation (VRF), Sustainability

Accounting Standards Board (SASB) Alliance, initiative climate UK, ILPA Diversity in Action initiative, Renewable Energy
Buyers Association (REBA), and One Planet Private Equity Funds Initiative (OPPEF); and a supporter of the Task Force on
Climate-related Financial Disclosures and the ESG Data Convergence Project, among others. These initiatives may not align with the approach used by other asset managers or preferred by prospective investors or with future market trends. There is no guarantee that Carlyle will remain a signatory, supporter or member of any initiatives or similar industry frameworks.
Finally, there is also growing regulatory interest, particularly in the U.S., UK, and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure ESG performance, in order to allow investors to validate and better understand sustainability claims. For example, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning ESG factors, which rules are not in final form and therefore cannot be determined as to how they may affect the Fund. See also “—The ability of the Fund to achieve its investment objectives, as well as its ability to conduct its operations, is based on laws and regulations which are subject to change through legislative, judicial or administrative action.” below. There may also be an increase in related enforcement through efforts such as those of the SEC’s Climate and ESG Enforcement Task Force, established in March 2021. Carlyle’s ESG program and the General
Partner could become subject to additional regulation and/or risk of regulatory scrutiny in the future, and the General Partner cannot guarantee that its current approach (including the ESG policy) or the Fund’s investments will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
Carlyle has established, and may in the future establish, certain sustainability initiatives or commitments, including with respect to energy usage, climate impacts or risks, or GHG emissions. While these initiatives are intended to maximize risk-
adjusted returns, the pursuit of these initiatives may involve the dedication of time and resources that may otherwise be allocated to other investment management activities and there is a risk that the pursuit of these initiatives could in fact be detrimental to risk-adjusted returns. Where permitted by the Partnership Agreement, pursuit of these initiatives may also impose additional expenses on the Fund that would not be incurred if the Fund did not pursue such commitments. The sustainability performance of any individual investment, the Fund and Carlyle cannot be guaranteed.
Certain of the Fund’s Investments may require additional financing to satisfy their working capital requirements or acquisition strategies.
Certain of the Fund’s Investments, especially those in a development or “platform” phase, may be expected to require additional financing to satisfy their working capital requirements or acquisition strategies. The amount of any additional financing needed will depend upon the maturity and objectives of each particular Portfolio Company. Each such round of additional financing (whether from the Fund, Other Carlyle Accounts or other investors) is typically intended to provide a
Portfolio Company with enough capital to reach the next major corporate milestone. If such financing is insufficient, such
Portfolio Company may have to raise additional capital at a price unfavorable to the existing investors, including the Fund. In addition, the Fund may make additional debt and equity investments (including follow-on investments) or exercise warrants, options or convertible securities that were acquired in an earlier Investment in such company in order to preserve the Fund’s proportionate ownership when a subsequent financing is planned, or to protect the Fund’s Investment when such Investment’s performance does not meet expectations. To the extent a Portfolio Company in which the Fund has invested receives additional funding in subsequent financings and the Fund does not participate in such additional financing rounds, the interests of the
Fund in such Portfolio Company would be diluted. The availability of capital is generally a function of capital market conditions that are beyond the control of the Fund or any Portfolio Company. There can be no assurance that the Portfolio
Companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. See also “—Allocation of Investment Opportunities with Other Vehicles; Conflicting Fiduciary
Duties to Other Collective Investment Vehicles” below.
In addition, there can be no assurance that Other Carlyle Accounts will wish to make follow-on investments or that they will have sufficient funds to do so. Any decision by Other Carlyle Accounts not to make a follow-on investment or its inability to make a follow-on investment may have a substantial negative impact on a Portfolio Company in need of such an investment or may diminish such Other Carlyle Accounts’ ability to influence the Portfolio Company’s future development, which may have a material adverse effect on the Fund’s investment therein.
The Fund may invest in platform arrangements.
The Fund may create, invest or co-invest with Other Carlyle Accounts or third parties in investment platforms (“Platform
Arrangements”). In the case where the Fund co-invests alongside an Other Carlyle Account, the potential for conflicts may exist. In the case of certain Platform Arrangements, the Fund may rely on the existing management, board of directors and other shareholders of such companies, which may include representation of other financial investors with whom the Fund is not affiliated and whose interests may conflict with the interests of the Fund. In other cases, the Fund may recruit a management team to pursue a new “Platform” opportunity arrangement expected to lead to the formation of a future Portfolio Company. In other cases, the Fund may form a new Investment and recruit a management team to build the Portfolio Company through acquisitions and organic growth. In each case the Fund will bear the expenses of the management team or Portfolio Company, as the case may be, including any overhead expenses, employee compensation, diligence expenses or other related expenses in connection with backing the management team or building out the platform Portfolio Company (whether by the Fund directly or by Carlyle and may include amounts agreed to prior to the initial closing of the Fund). Such expenses may be borne directly by the Fund as Fund Expenses (or Broken Deal Expenses, if applicable) or indirectly as the Fund bears the start-up and ongoing expenses of the newly formed platform Portfolio Company. In certain cases the services provided by a management team may overlap with the services provided by the Investment Advisor to the Fund. The compensation of management of a platform
Portfolio Company may include interests in the profits of the Portfolio Company, including profits realized in connection with the disposition of an asset and such management team may invest in the Portfolio Company simultaneously with or following the Fund’s investment. Such compensation may not be included in the periodic reporting or other information delivered to all
Shareholders. Although a platform Portfolio Company may be controlled by the Fund, members of a management team will not be treated as affiliates of the General Partner for purposes of the Partnership Agreement. Accordingly, none of the expenses, profit interests or other arrangements described above will offset the Management Fee or the Servicing Fee.
The Fund may invest in restructurings.
The Fund may make Investments in restructurings which involve Portfolio Companies that are experiencing or are expected to experience financial difficulties. These financial difficulties may never be overcome and may cause such Portfolio
Company to become subject to bankruptcy proceedings. The return on investment sought or targeted by the Fund in any investment in a restructuring may depend upon the restructuring progressing in a particular manner or resulting in a particular outcome (including regarding the conversion or repayment of the Fund’s investments). There can be no assurance that any such outcome, development or result will occur or be successful and, as a result, the premise underlying the Fund’s investment may never come to fruition and the Fund’s returns may be adversely affected. Portfolio Companies experiencing financial distress may have the need for substantial additional capital to support continued operations or to improve their financial condition and may have very high amounts of leverage. Portfolio Companies experiencing financial distress may have the need for substantial additional capital to support continued operations or to improve their financial condition and may have very high amounts of leverage. Such Investments could, in certain circumstances, subject the Fund to certain additional potential liabilities which may exceed the value of the Fund’s original Investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to the Fund and distributions by the Fund to the Shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws (including under applicable laws of the jurisdictions through which the Fund will invest). Furthermore,
Investments in restructurings may be adversely affected by laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize Investments made in the form of debt as equity contributions. In restructurings, whether constituting liquidation (both in and out of bankruptcy) and other forms of corporate reorganization, there exists the risk that the restructuring either will be unsuccessful (due to, for example, failure to obtain requisite approvals), will be delayed (for example, until various liabilities, actual or contingent, have been satisfied) or will result in a distribution of cash or a new security or instrument the value of which will be less than the purchase price to the Fund of the security or instrument in respect to which such distribution was made. The Fund may not be “hedged” against market fluctuations, or, in liquidation situations, may not accurately value the assets of the company being liquidated. This can result in losses, even if the proposed restructuring is consummated. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties, and distressed companies may not have access to more traditional methods of financing and may be unable to repay debt by refinancing. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected.
Risks related to non-U.S. Investments.
The Fund will invest in Portfolio Companies outside the United States. In addition, investments in companies that are organized, headquartered or that principally operate in the United States often have operations in, sales to or other exposure to countries outside of the United States. With any Investment outside the United States, there exists the risk of adverse political developments, including nationalization, confiscation without fair compensation or war. Non-U.S. investments involve certain risks not typically associated with investing in companies that are organized, headquartered and principally operating in the
United States, including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which the Fund’s non-U.S. Investments are denominated; and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between the U.S.
and non-U.S. securities markets, including potential price volatility in, and relative illiquidity of, some non-U.S. securities markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less governmental supervision and regulation in some countries; (v) certain economic, social and political risks, including potential exchange control regulations and restrictions on non-U.S. investment and repatriation of capital, the risks of political, economic or social instability, including the risk of sovereign defaults, and the possibility of expropriation or confiscatory taxation and adverse economic and political development; (vi) the possible imposition of non-U.S. taxes on income and gains recognized with respect to such securities; (vii) differing, and potentially less well-developed or well-tested laws regarding corporate governance, fiduciary duties, the protection of investors and intellectual property rights; (viii)
differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign or private equity investors; and (x) less publicly available information. In addition, Portfolio Companies with operations in non-U.S. jurisdictions may be involved in restructurings, bankruptcy proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of creditors afforded in U.S.
jurisdictions. To the extent such non-U.S. laws and regulations do not provide the Fund with equivalent rights and privileges necessary to promote and protect its interest in any such proceeding, the Fund’s Investments may be adversely affected. There can be no assurance that adverse developments with respect to such risks will not adversely affect the assets of the Fund that are held in certain countries. The General Partner will analyze risks in the applicable countries before making such Investments, but no assurance can be given that a political or economic climate, or particular legal or regulatory risks, may not adversely affect an Investment by the Fund.
In addition, certain of the aforementioned risks may be increased with respect to the Fund’s Investments in developing and emerging markets. See also “—Certain Risks Related to Investments in Asia” below.
Risks related to Investments in distressed companies.
The Fund may make investments in companies that are experiencing financial or operational difficulties or are otherwise out-of-favor. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is a possibility that the Fund may incur substantial or total losses on its Investments.
Portfolio Companies experiencing financial distress may be involved in insolvency proceedings and have the need for substantial additional capital to support continued operations or to improve their financial condition and may have very high amounts of leverage. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties, and distressed companies may not have access to more traditional methods of financing and may be unable to repay debt by refinancing. Investments in distressed companies may be premised on a turnaround strategy. If turnarounds are not achieved, these companies could experience failures or substantial declines in value, and the Fund may not be able to divest itself of such unprofitable investments in a timely fashion or at all. Additionally, turnarounds may not be achieved within the contemplated investment horizons. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices tends to be greater than under more “normal” circumstances. Accordingly, an investment in the Fund should only be considered by persons who can afford a loss of their entire investment.
Risks related to Investments in the healthcare and life sciences sector.
Investments in the healthcare and life sciences sector are and may become subject to regulation by various agencies of the countries and other local governing bodies in which they operate. New and existing regulations, changing regulatory schemes and the burdens of regulatory compliance all may have a material negative impact on the performance of Portfolio Companies that operate in the healthcare and life sciences sector. The General Partner cannot predict whether new legislation or regulation governing this sector will be enacted by legislative bodies or governmental agencies, nor can it predict what effect such legislation or regulation might have. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on the Fund’s investment performance.
The products of Portfolio Companies may require substantial development efforts and may encounter unforeseen technological or scientific problems which may force abandonment or substantial change in the development of a specific product or process, or technological change or product developments by others, any of which may have a material adverse effect on the Portfolio Company. Portfolio Companies’ success in developing marketable products and achieving a competitive position will depend, in part, on their ability to retain qualified scientific and management personnel. Competition for such personnel is fierce, and no assurance can be given that Portfolio Companies will be able to retain such personnel. Products or processes that may be developed, licensed or sold by Portfolio Companies may expose Portfolio Companies to potential liability from claims by end-users of such products or products manufactured by such processes, or by manufacturers or others selling such products, either directly or as a component of other products. Even though Portfolio Companies may maintain limited product liability insurance coverage, there can be no assurance that such insurance will provide adequate coverage against all potential claims.
Risks related to clinical co-development investments.
In relation to possible clinical co-development investments that finance late stage clinical trials: (i) such trials are financed at the risk of the relevant Investment. There is a risk that the clinical trial does not result in approval by a clinical regulatory agency as a result of failure to demonstrate efficacy, safety concerns, failure to recruit trial subjects or unforeseen regulatory concerns. If the clinical trial does not result in approval, then it is highly likely that the Fund will lose its entire investment in the project; (ii) such investments will be exposed to losses in the event that a counterparty fails to meet its obligation to make contractually agreed payments; (iii) if such a trial achieves approval by a clinical regulatory agency, the pharmaceutical partner’s payment obligations will usually extend over a number of years. It may be possible to improve rates of return by monetizing the payments but this may not always be possible. Discount rates achievable for selling the payment streams will be dependent on general interest rates, and if these increase then the proceeds achievable from monetization will reduce; and (iv)
the returns available from successful clinical co-development transactions may be capped by the terms agreed with the counterparty.
Risks related to Investments in technology industries.
The Fund may make Investments in Portfolio Companies involved in technology industries. Concentration in those industries may involve risks greater than those generally associated with more diversified funds and may experience significant fluctuations in returns. The technology sector is challenged by various factors, including rapidly changing market conditions and participants, new competing products and services and improvements in existing products and services. Some of the Fund’s
Portfolio Companies may compete in this volatile environment. In addition, certain countries in which the Fund may invest may have less developed laws regarding the protection of intellectual property rights. There is no assurance that products or services sold by such Portfolio Companies will not be rendered obsolete or adversely affected by competing products and services, new technologies or other challenges, or that such Portfolio Companies or the Fund will be able to adequately enforce intellectual property rights. Instability, fluctuation or an overall decline within technology industries may not be balanced by investments in other industries not so affected. In the event that the technology sector declines or the Fund is unable to adequately enforce their intellectual property rights, returns to Shareholders may decrease.
Risks related to Investments in the consumer services sector.
The financial and credit markets and consumer sentiment have and will experience significant volatility, which may have an adverse effect on consumer spending patterns and in turn the business, financial condition and results of operations of
Portfolio Companies in the consumer sector. Consumer spending patterns are changing, difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence.
Additionally, the growth of e-commerce markets has and will likely continue to disrupt traditional retail and consumer channels, which could impact the Fund’s Portfolio Companies. In the past, the financial crisis negatively impacted the consumer sector in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for products and services.
Further, a Portfolio Company in the consumer sector must develop and maintain its brand to expand its customer base and its revenues. If a Portfolio Company fails to advertise and market its products effectively, it may not succeed in establishing its brands and may lose customers, leading to a reduction of revenues. Branding may include operating a website directly, but a
Portfolio Company may also rely on third-party websites, search engines and affiliates with which such Portfolio Company has strategic relationships for traffic. If these third-parties do not attract a significant number of visitors, such Portfolio Company may not receive a significant number of online customers from these relationships and its revenues from these relationships may decrease or remain flat. There is generally strong competition to establish and/or maintain relationships with leading internet companies, and a Portfolio Company may not successfully enter into such relationships, or renew existing ones. A
Portfolio Company may also be required to pay significant fees to maintain and expand existing relationships. A Portfolio
Company’s online revenues may suffer if it does not enter into new relationships or maintain existing relationships or if these relationships do not result in traffic sufficient to justify their costs.

Unauthorized disclosure of a significant portion of source code could adversely affect the Fund’s Portfolio Companies.
Source code may comprise a critical component to a Portfolio Company’s operations. If an unauthorized disclosure of a significant portion of source code occurs, a Portfolio Company could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with such Portfolio Company’s products by copying functionality, which could adversely affect revenue and operating margins. Unauthorized disclosure of source code could also increase security risks (e.g., viruses, worms and other malicious software programs that may attack Portfolio Company products and services). Costs for remediating the unauthorized disclosure of source code and other cyber-security branches may include, among other things, increased protection costs, reputational damage and loss of market share, liability for stolen assets or information and repairing system damage that may have been caused. Remediation costs may also include incentives offered to
Portfolio Company customers or other business partners in an effort to maintain the business relationships after a security breach.
Portfolio Companies may depend on patents, trademarks and other intellectual property.
Certain of the Fund’s Portfolio Companies may depend on intellectual property rights, including patents, trademarks and trade secret protection. In particular, the patent position of life science assets in many countries is highly uncertain and involves complex legal, scientific and factual questions. The ability to effectively enforce patent, trademark and other intellectual property laws may affect the value of these Portfolio Companies. Patent disputes are frequent and can preclude commercialization of products, and patent litigation is costly and could subject a Portfolio Company to significant liabilities to third parties. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of a product or service developed or to be developed by a Portfolio Company.
There can be no assurance that the Fund’s Portfolio Companies will be able to protect these rights or will have the financial resources to do so, or that competitors will not develop technologies substantially equivalent or superior to a Portfolio
Company’s technologies. While piracy adversely affects portfolio company revenue, the impact on revenue from other jurisdictions could be significant, particularly in countries where laws are less protective of intellectual property rights. The absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Reductions in the legal protection for intellectual property rights could adversely affect Portfolio Companies.
Portfolio Companies may be subject to third-party infringement claims.
A Portfolio Company may, from time to time, receive notices from others claiming such Portfolio Company has infringed their intellectual property rights. The number of these claims may grow because of the constant change in the life sciences, healthcare and technology industry, increased user-generated content, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents. Additionally, Portfolio Companies may use ‘open source’ software in their products, or may use such software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Licensing authors or third parties may allege that a Portfolio Company has not complied with the conditions of one or more of these licenses. To resolve these and other intellectual property claims, Portfolio
Companies may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with customers. These outcomes may cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing and selling products that have infringing technologies. In some countries, an injunction can be issued before the parties have fully litigated the validity of the underlying patents.
Risks related to investments in the communications industry.
The Fund may make Investments in Portfolio Companies involved in the communications industry. Communications companies in the United States, Europe and other developed and emerging countries are undergoing significant changes mainly due to evolving levels of governmental regulation or deregulation as well as the rapid development of communication technologies. Competitive pressures within the communications industry are intense, and the securities of communications companies may be subject to significant price volatility. In addition, because the communications industry is subject to rapid and significant changes in technology, the companies in this industry that the Fund may invest in will face competition from technologies being developed or to be developed in the future by other entities, which may make such companies’ products and services obsolete.

Risks related to Investments in middle-market companies.
Investments in middle-market companies such as those that the Fund may invest in, while often presenting greater opportunities for growth, may also entail larger risks than are customarily associated with investments in large companies.
Middle-market companies may have more limited product lines, markets and financial resources, and may be dependent on a smaller management group. As a result, such companies may be more vulnerable to general economic trends and to specific changes in markets and technology. In addition, future growth may be dependent on additional financing, which may not be available on acceptable terms when required. Furthermore, there is ordinarily a more limited marketplace for the sale of interests in smaller, private companies, which may make realizations of gains more difficult, by requiring sales to other private investors. In addition, the relative illiquidity of investments in private investment funds generally, and the somewhat greater illiquidity of private investments in middle-market companies, could make it difficult for the Fund to react quickly to negative economic or political developments.
Risks related to Investments in regulated industries.
The Fund may make investments in Portfolio Companies operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include healthcare and life sciences, transportation (e.g., aviation) and also businesses that serve primarily customers that are governmental entities, including in the defense industry. Investments in Portfolio Companies that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally, including, but not limited to, risks relating to approval of a change in ownership, and the acquisition and maintenance of applicable licenses. See “—Domestic and foreign laws could limit the Fund’s ability to invest in certain entities or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions” below. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures and/or regulatory capital requirements. If a Portfolio Company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A Portfolio Company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a Portfolio Company’s business and governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Company’s business. Additionally, certain Portfolio Companies may have a unionized work force or employees who are covered by a collective bargaining agreement, which could subject any such
Portfolio Company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a
Portfolio Company’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any of such Portfolio Company’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such Portfolio Company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Additionally, any such problems may bring scrutiny and attention to the Fund itself, which could adversely affect the ability of the Fund to implement its investment objective.
Actions by activist investors may have an adverse effect on Portfolio Companies or the Fund’s equity or other investments therein or otherwise impact the Fund’s investment objectives with respect to such issuers.
Activist investors may seek certain changes at a Portfolio Company, such as selling assets or subsidiaries, increasing dividends or share buy-backs, changing management and/or executives, changing business practices and/or other matters. If an activist investor tries to effect significant change at a Portfolio Company, successfully or unsuccessfully, such activism may have an adverse effect on the Portfolio Company or the Fund’s equity or other investments therein or otherwise impact the
Fund’s investment objectives with respect to such issuer.
The Fund may make Investments in Portfolio Companies involved in the defense and government information technology industries, which are subject to certain business risks particular to such industries.
The Fund may make Investments in Portfolio Companies involved in the defense and government information technology industries. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks particular to such industries. These risks include the ability of most governments to suspend unilaterally their contractors’ receipt of new contracts in the event of certain violations of law or regulations. Furthermore, many government contracts are, by their terms, subject to termination by the customer either for its convenience or for the material default of the contractor. In addition, a Portfolio Company, as a government contractor, may be subject to financial audits and other reviews by some of its government customers with respect to performance of, and the accounting and general practices relating to, government contracts. As a result of these audits and reviews, costs and prices under these contracts may be subject to adjustment.
Political activities advanced by a Portfolio Company may not align with or be adverse to the interests of other Portfolio
Companies, the Fund and/or the Shareholders.
A Portfolio Company may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in the
U.S. and/or non-U.S. jurisdictions with the intent of furthering its business interests or otherwise. Portfolio Companies are generally not considered affiliates of Carlyle (and in some cases are not controlled by Carlyle), and therefore such activities are not subject to relevant policies of Carlyle and may be undertaken by a Portfolio Company without the knowledge or direction of Carlyle. In other circumstances, there may be initiatives where such activities are coordinated by Carlyle for the benefit of certain Portfolio Companies. The interests advanced by a Portfolio Company through such activities may, in certain circumstances, not align with or be adverse to the interests of other Portfolio Companies, the Fund and/or the Shareholders. The
costs of such activities may be allocated among those Portfolio Companies (and borne indirectly by the Shareholders). While the costs of such activities will typically be borne by the Portfolio Companies undertaking such activities, such activities may also directly or indirectly benefit other Portfolio Companies, Other Carlyle Accounts and/or Carlyle. There can be no assurance that any such activities will be successful in advancing the interests of a Portfolio Company or otherwise benefit such Portfolio
Company or the Fund.
RISKS RELATING TO DEBT INVESTMENTS
The Fund may invest in certain debt instruments, which can create various risks for the Fund.
The Fund may invest in certain debt instruments, which can create various risks for the Fund. To the extent the Fund makes debt investments, the debt securities may include secured or unsecured debt, which would be subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured. In such instances, the ability of the Fund to influence a Portfolio Company’s affairs, especially during periods of financial distress or following an insolvency is likely to be substantially less than that of senior creditors. For example, under terms of subordination agreements, senior creditors are typically able to block the acceleration of the debt or other exercises by the Fund of its rights as a creditor. Accordingly, the
Fund may not be able to take the steps necessary to protect its investments in a timely manner or at all. In addition, the debt securities in which the Fund invests may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency.
Portfolio Companies may seek the protections afforded by bankruptcy, insolvency and other debtor relief laws.
Additionally, the numerous risks inherent in the insolvency process create a potential risk of loss by the Fund of its entire investment in any particular investment. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Fund’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Fund.
Debt securities are also subject to other risks, including (i) the possible invalidation of an investment transaction as a
“fraudulent conveyance,” (ii) the recovery of liens perfected or payments made on account of a debt in the period before an insolvency filing as a “preference,” (iii) equitable subordination claims by other creditors, (iv) so called “lender liability” claims by the Portfolio Company of the obligations and (v) environmental liabilities that may arise with respect to collateral securing the obligations. Additionally, adverse credit events with respect to any Portfolio Company, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership, or distressed exchange, can significantly diminish the value of the Fund’s investment in any such Portfolio Company. The Fund’s Investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the Portfolio Company repaying the principal on an obligation held by the Fund earlier than expected. Accordingly, there can be no assurance that the Fund’s performance objectives will be realized.
The Fund is subject to credit risk.
One of the fundamental risks associated with debt investments is credit risk, which is the risk that a Portfolio Company will be unable to make principal and interest payments on its outstanding debt obligations when due. The Fund’s return would be adversely impacted if a Portfolio Company becomes unable to make such payments when due.
Although the Fund may make investments that the General Partner believes are secured by specific collateral, the value of which may initially exceed the principal amount of such investments or the Fund’s fair value of such investments, there can be no assurance that the liquidation of any such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments with respect to such investment, or that such collateral could be readily liquidated. The
Fund may also invest in leveraged loans, high yield securities, marketable and non-marketable common and preferred equity securities and other unsecured investments, each of which involves a higher degree of risk than senior secured loans.
Furthermore, the Fund’s right to payment and its security interest, if any, may be subordinated to the payment rights and security interests of a senior lender, to the extent applicable. Certain of these investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In addition, loans may provide for payments-in-kind, which have a similar effect of deferring current cash payments. In such cases, a Portfolio
Company’s ability to repay the principal of an investment may depend on a liquidity event or the long-term success of the company, the occurrence of which is uncertain.
With respect to the Fund’s Investments in any number of credit products, if the borrower or Portfolio Company breaches any of the covenants or restrictions under the credit agreement that governs loans of such borrower or Portfolio Company, it could result in a default under the applicable indebtedness as well as the indebtedness held by the Fund. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. This could result in an impairment or loss of the Fund’s Investment or a pre-payment (in whole or in part) of the Fund’s Investment.
Similarly, while the Fund will generally target investing in companies it believes are of high quality, these companies could still present a high degree of business and credit risk. Companies in which the Fund invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or the continuation or worsening of the current (or any future) economic and financial market downturns and dislocations. As a result, companies that the Fund expected to be stable or improve may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or experience financial distress. In addition, exogenous factors such as fluctuations of the equity markets also could result in warrants and other equity securities or instruments owned by the Fund becoming worthless.
Risks related to Investments in loans.
The Fund may invest in loans, either through primary issuances or in secondary transactions, including potentially on a synthetic basis. The value of the Fund’s loans may be detrimentally affected to the extent a borrower defaults on its obligations.
There can be no assurance that the value assigned by the General Partner to collateralize an underlying loan can be realized upon liquidation, nor can there be any assurance that any such collateral will retain its value. Furthermore, circumstances could arise (such as in the bankruptcy of a borrower) that could cause the Fund’s security interest in the loan’s collateral to be invalidated. Also, much of the collateral will be subject to restrictions on transfer intended to satisfy securities regulations, which will limit the number of potential purchasers if the Fund intends to liquidate such collateral. The amount realizable with respect to a loan may be detrimentally affected if a guarantor, if any, fails to meet its obligations under a guarantee. Finally, there may be a monetary, as well as a time cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral.
The Fund’s Investments may include first lien senior secured, second and third lien loans and any other loans.
First Lien Senior Secured Loans. It is expected that when the Fund makes a senior secured term loan investment in a
Portfolio Company, it will generally take a security interest in substantially all of the available assets of the Portfolio Company, including the equity interests of its domestic subsidiaries, which the Fund expects to help mitigate the risk that it will not be repaid. However, there is a risk that the collateral securing the Fund’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the Portfolio Company to raise additional capital, and, in some circumstances, the Fund’s lien could be subordinated to claims of other creditors. In addition, deterioration in a Portfolio
Company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the
Fund will receive principal and interest payments according to the loan’s terms, or at all, or that it will be able to collect on the loan should it be forced to enforce its remedies.
Second Lien Senior Secured Loans and Junior Debt investments. Second and third lien loans are subject to the same investment risks generally applicable to senior loans described above. The Fund’s second lien senior secured loans will be subordinated to first lien loans and the Fund’s junior debt investments, such as mezzanine loans, generally will be subordinated to both first lien and second lien loans and have junior security interests or may be unsecured. As such, to the extent the Fund holds second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before the Fund in the event of a bankruptcy or other insolvency proceeding. Therefore, second and third lien loans are subject to additional risk that the cash flow of the related obligor and the property securing the second or third lien loan may be insufficient to repay the scheduled payments to the lender after giving effect to any senior secured obligations of the related obligor. This may result in an above average amount of risk and loss of principal. Second and third lien loans are also expected to be more illiquid than senior loans.
Unsecured Loans. Unsecured loans are subject to the same investment risks generally applicable to loans described above but are subject to additional risk that the assets and cash flow of the related obligor may be insufficient to repay the scheduled payments to the lender after giving effect to any secured obligations of the obligor. Unsecured loans will be subject to certain additional risks to the extent that such loans may not be protected and such loans are not secured by collateral, financial covenants or limitations upon additional indebtedness. Unsecured loans are also expected to be a more illiquid investment than senior loans for this reason.
Furthermore, under the agreements governing most syndicated loans, should a holder of an interest in a syndicated loan wish to call a default or exercise remedies against a borrower, it could not do so without the agreement of at least a majority of the other lenders. Actions could also be taken by a majority of the other lenders, or in some cases, a single agent bank, without the consent of all lenders. Each lender would nevertheless be liable to indemnify the agent bank for its ratable share of expenses or other liabilities incurred in such connection and, generally, with respect to the administration and any renegotiation or enforcement of the syndicated loans. Moreover, an assignee or participant in a loan may not be entitled to certain gross-up payments in respect of withholding taxes and other indemnities that otherwise might be available to the original holder of the loan.
Furthermore, a portion of the Fund’s assets may be invested in bank loans and participations. The special risks associated with these obligations include (i) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws, (ii) adverse consequences resulting from participating in such instruments with other institutions with lower credit quality and (iii) limitations on the ability of the Fund to directly enforce its rights with respect to participations. The General Partner will seek to balance the magnitude of these and other risks identified by it against the potential investment gain prior to entering into each such investment. Successful claims by third parties arising from these and other risks, absent bad faith, may be borne by the Fund. Bank loans are frequently traded on the basis of standardized documentation which is used in order to facilitate trading and market liquidity. There can be no assurance, however, that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity or that the current level of liquidity will continue or that the same documentation will be used in the future. The settlement of trading in bank loans often requires the involvement of third parties, such as administrative or syndication agents, and there presently is no central clearinghouse or authority which monitors or facilitates the trading or settlement of all bank loan trades. Often, settlement may be delayed based on the actions of any third party or counterparty, and adverse price movements may occur in the time between trade and settlement, which could result in adverse consequences for the Fund.
In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to a borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of the Fund’s Investments, the Fund could be subject to allegations of lender liability.
The Fund may acquire interests in bank loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a contracting party under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest and not with the borrower. In purchasing participations, the Fund typically will not have the right to vote on matters requiring a vote of holders of the underlying debt and may have no right to enforce compliance by the borrower with the terms of the loan agreement, or any rights of set-off against the borrower, and the Fund may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, if the Fund were to hold a participation, it would assume the credit risk of both the borrower and the institution selling the participation to the Fund. In certain circumstances, investing in the form of participation may be the most advantageous or only route for the Fund to make or hold any such investment, including in light of limitations relating to local laws or the willingness of administrative agents or borrowers to allow the Fund to become a direct lender.

Finally, loans may become non-performing for a variety of reasons. Non-performing debt obligations may require substantial workout negotiations, restructuring or bankruptcy filings that may entail a substantial reduction in the interest rate, deferral of payments and/or a substantial write-down of the principal of a loan or conversion of some or all of the debt to equity.
Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid after the first out tranche is paid. The Fund could participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans.
Risks related to Investments in securitizations and other structured products.
Securitizations. The Fund may invest in collateralized loan obligation (“CLO”) products and other securitizations
(including “equity” or residual tranches), which are generally limited recourse obligations of the issuer payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by such securitization vehicles must rely solely on distributions on the Securitization Assets or proceeds thereof for payment in respect thereof. The Securitization Assets may include, without limitation, broadly-syndicated leveraged loans, middle-market bank loans, collateralized debt obligation debt tranches, trust preferred securities, insurance surplus notes, asset-
backed securities, mortgages, REITs, high-yield bonds, mezzanine debt, second-lien leveraged loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. Securitization Assets are typically actively managed by an investment manager, and as a result the
Securitization Assets will be traded, subject to rating agency and other constraints, by such investment manager. The aggregate return on the CLO equity securities will depend in part upon the ability of each investment manager to actively manage the related portfolio of Securitization Assets.
Asset-Backed Securities. The Fund may invest in certain financial and hard assets including asset-backed securities
(“ABSs”), which are securities and instruments backed by assets and which include collateralized debt obligations. The investment characteristics of ABSs differ from traditional debt securities. Among the major differences are that interest and principal payments are often made more frequently, for example monthly, and that the principal can be prepaid at any time because the underlying loans or other assets generally can be prepaid at any time.
ABSs are often backed by pools of any variety of assets, including, for example, leases, mobile home loans and aircraft leases, which represent the obligations of a number of different parties and use credit enhancement techniques such as letters of credit, guarantees or preference rights. The value of an ABS is affected by changes in the market’s perception of the asset backing the security and the creditworthiness of the servicing agent for the loan pool, the originator of the loans or the financial institution providing any credit enhancement as well as by the expiration or removal of any credit enhancement.
In addition, investments in subordinated classes of ABSs involve greater credit risk of default than the senior classes of the issue or series. Default risks are further pronounced in the case of ABSs secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement equity. Such securities, therefore, possess some of the attributes typically associated with equity investments.
Structured Products. The Fund’s investments in structured products may include investments in entities organized and operated for the purpose of restructuring the investment characteristics of other debt securities. These investments will typically consist of subordinated debt securities issued by a private investment fund that invests, on a leveraged basis, in debt instruments. The cash flow on the underlying instruments may be apportioned among the newly issued security to create securities with different investment characteristics such as varying maturities, payment priorities and interest rate provisions, and the extent of the payments made with respect to such securities is dependent on the extent of the cash flow on the underlying instruments. Because the Fund will not own these assets directly, they will not benefit from rights that holders of the assets have, including indemnification and voting rights.
Structured Finance Investments. Exposure to structured finance securities entails various risks: credit risks, liquidity risks, prepayment risks, interest rate risks, market risks, operations risks, structural risks, geographical concentration risks, basis risks and legal risks. Structured finance securities are also subject to the risk that the servicer fails to perform. Structured finance securities are subject to risks associated with their structure and execution, including the process by which principal and interest payments are allocated and distributed to investors, how credit losses affect the issuing vehicle and the return to investors in such structured finance securities, whether the collateral represents a fixed set of specific assets or accounts, whether the underlying collateral assets are revolving or closed-end, under what terms (including maturity of the structured finance instrument) any remaining balance in the accounts may revert to the issuing entity and the extent to which the entity that is the actual source of the collateral assets is obligated to provide support to the issuing vehicle or to the investors in such structured finance securities.
Risks related to high yield debt.
The Fund may invest in debt securities that may be classified as “higher-yielding” (and, therefore, higher-risk) debt securities. In most cases, such debt will be rated below “investment grade” or will be unrated and will face both ongoing uncertainties and exposure to adverse business, financial or economic conditions and a Portfolio Company’s failure to make timely interest and principal payments. The market for high yield securities has experienced periods of volatility and reduced liquidity. High yield securities may or may not be subordinated to certain other outstanding securities and obligations of the
Portfolio Company, which may be secured by all or substantially all of the Portfolio Company’s assets. High yield securities may also not be protected by financial covenants or limitations on additional indebtedness. The market values of certain of these debt securities may reflect individual corporate developments. General economic recession or a major decline in the demand for products and services in the industry in which the borrower operates would likely have a materially adverse impact on the value of such securities or could adversely affect the ability of the Portfolio Companies that issue such securities to repay principal and pay interest thereon and increase the incidence of default of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these high yield debt securities.
Risks related to credit-linked securities.
Credit-linked securities are typically privately negotiated transactions between two or more parties. The Fund bears the risk that the Portfolio Company that issues the credit-linked security will default or become bankrupt. The Fund bears the risk of loss of its principal investment, and the periodic interest payments expected to be received for the duration of its investment in the credit-linked security. Credit-linked securities are also subject to credit risk of the corporate or other credits underlying the instrument. If one of the underlying credits defaults, the Fund may receive the security that has defaulted, and the Fund’s principal investment would be reduced by the corresponding face value of the defaulted security.
The market for credit-linked securities may be, or suddenly can become, illiquid. The other parties to the transaction may be the only investors with sufficient understanding of the transaction to be interested in bidding for it. Changes in liquidity may result in significant, rapid and unpredictable changes in the prices for credit-linked securities. In certain cases, a market price for a credit-linked security may not be available.
Risks related to preferred stock.
Preferred stock generally has a preference as to dividends and upon the event of liquidation over a Portfolio Company’s common stock, but it ranks junior to debt securities in a Portfolio Company’s capital structure. Preferred stock generally pays dividends in cash (or additional shares of preferred stock) at a defined rate, but unlike interest payments on debt securities, preferred stock dividends are payable only if declared by the Portfolio Company’s board of directors. Dividends on preferred stock may be cumulative, meaning that, in the event the Portfolio Company fails to make one or more dividend payments on the preferred stock, no dividends may be paid on the Portfolio Company’s common stock until all unpaid preferred stock dividends have been paid. Preferred stock may also be subject to optional or mandatory redemption provisions.
Risks related to convertible securities.
Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or a different Portfolio Company within a particular period of time at a specified price or formula. A convertible security generally entitles its holder to receive interest or a dividend until the convertible security matures or is redeemed or converted. Convertible securities generally: (i) have higher yields than the dividends on the underlying common stocks, but lower yields than non-convertible securities of a comparable duration; (ii) are less volatile in price than the underlying common stock due to their fixed-income characteristics; (iii) have a significant option component to their value which is directly impacted by the prevailing market volatility and interest rates; and (iv) provide the potential for capital appreciation if the market price of the underlying common stock increases.
The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion feature) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates (with investment value declining as interest rates increase) as well as market volatility (with the conversion value increasing as market volatility increases). The credit standing of the Portfolio
Company and other factors may also have an effect on investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent that the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases (as with an option) as the convertible security approaches maturity.
A convertible security may be subject to redemption at the option of the Portfolio Company. If a convertible security held by the Fund is called for redemption, the Fund will be required either to permit the Portfolio Company to redeem the security or convert it into the underlying common stock. Either of these actions could have an adverse effect on the value of the position.
Risks related to zero coupon and PIK bonds.
Because investors in zero coupon or PIK bonds receive no cash prior to the maturity or cash payment date applicable thereto, an investment in such securities generally has a greater potential for complete loss of principal and/or return than an investment in debt securities that make periodic interest payments. Such investments are more vulnerable to the creditworthiness of the Portfolio Company and any other parties upon which performance relies.
The Fund may invest in loans that have limited mandatory amortization requirements.
The Fund may invest in loans that have limited mandatory amortization requirements. While these loans may obligate a
Portfolio Company to repay the loan out of asset sale proceeds, with annual excess cash flow or by refinancing upon maturity, repayment requirements may be subject to substantial limitations that would allow a Portfolio Company to retain such asset sale proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a Portfolio Company will not be able to repay or refinance the loans held by the Fund when it matures.
The Fund’s debt investments could be recharacterized as equity.
The Fund may seek to place its representatives on the boards of certain companies in which the Fund has invested. While such representation may enable the Fund to enhance the sale value of its debt investments in a company, such involvement may also prevent the Fund from freely disposing of its debt investments and may subject the Fund to additional liability or result in recharacterization of the Fund’s debt investments as equity. The Fund will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such companies, but the exercise of such rights could produce adverse consequences in particular situations.
The historical default and recovery rates of loans and high yield securities are not necessarily indicative of future performance.
There are varying sources of statistical default and recovery rate data for loans and high yield securities and numerous methods for measuring default and recovery rates. The historical performance of the high yield market or the leveraged loan market referred to herein is not necessarily indicative of its future performance.
Credit ratings may not fully reflect the true risks of an investment in such instrument.
Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While the Fund may give some consideration to ratings, ratings may not be indicative of the actual credit risk of the Fund’s Investments in rated instruments.

The Fund may be subject to prepayment risk.
Loans are generally callable at any time, certain loans may be allocable at any time at no premium to par. The General
Partner is generally unable to predict the rate and frequency of such repayments. Whether a loan is called will depend both on the continued positive performance of the Portfolio Company and the existence of favorable financing market conditions that allow such Portfolio Company the ability to replace existing financing with less expensive capital. As market conditions change frequently, the General Partner will often be unable to predict when, and if, this may be possible for each of the Portfolio
Companies. In the case of some of these loans, having the loan called early may have the effect of reducing the Fund’s actual investment income below its expected investment income if the capital returned cannot be invested in transactions with equal or greater yields.
RISKS RELATING TO ENERGY AND NATURAL RESOURCES INVESTMENTS
Investments in Portfolio Companies in the renewable and sustainable energy sectors are subject to comprehensive U.S.
and non-U.S. federal, state and local laws and regulations.
The Fund may invest in Portfolio Companies that operate in the renewable and sustainable energy sectors. Such sectors are subject to comprehensive U.S. and non-U.S. federal, state and local laws and regulations. Present, as well as future, statutes and regulations could cause additional expenditures, decreased revenues, restrictions and delays that could materially and adversely affect the Fund’s Investments and the prospects of the Fund. There can be no assurance that (i) existing regulations applicable to Investments generally or the Portfolio Companies will not be revised or reinterpreted; (ii) new laws and regulations will not be adopted or become applicable to Portfolio Companies; (iii) the technology and equipment selected by Portfolio Companies to comply with current and future regulatory requirements will meet such requirements; (iv) such Portfolio Companies’
business and financial conditions will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations or (v) regulatory agencies or other third parties will not bring enforcement actions in which they disagree with regulatory decisions made by other regulatory agencies. In addition, in many instances, the operation or acquisition of energy infrastructure assets may involve an ongoing commitment to or from a government agency. The nature of these obligations exposes the owners of infrastructure investments to a higher level of regulatory control than typically imposed on other businesses.
Risks related to investments in the power sector.
The Fund may invest in Portfolio Companies that operate in the power sector. For much of its history, the power sector, and particularly the utility industry within this broader sector, was characterized by institutional stability and predictability of financial performance. The advent of deregulation, privatization, technological change and market volatility has created a much less stable sector with substantially greater variability of company performance in developed markets as well as emerging markets, where these changes are much more recent. There can be no assurance that the pace or direction of the change will be in accord with the expectations of the Investment Advisor, nor that the industry changes will benefit Investments made by the
Fund. Investing in power facilities and related assets is subject to a variety of risks, not all of which can be foreseen or quantified, including operating, economic, environmental, commercial, regulatory, political and financial risks. There can be no assurance that the Fund’s Investments will be profitable or generate cash flow sufficient to service their debt or provide a return on or recovery of amounts invested therein.
The operation of power facilities and certain other types of energy-related infrastructure or facilities involves many risks, including higher than anticipated operating and maintenance costs, loss of sale and supply contracts or fuel contracts, bankruptcy of key customers or suppliers, the breakdown or failure of transmission lines, power generation equipment or other equipment or processes and performance below expected levels of output or efficiency.
Although each project typically contains certain redundancies and back-up mechanisms and insurance is generally maintained to protect against the effects of certain operating risks, such redundancies and back-up mechanisms may not cover every operating contingency, and the proceeds of such insurance may not be adequate to cover lost revenues or increased expenses. Actual cash flow generating ability of the Portfolio Companies will be influenced by (among other things) (i) the technology employed in the power generation plants or other assets; (ii) demand/pricing considerations; (iii) changes in regulations and subsidy regimes affecting the power sector; (iv) competition from other power generation plants that may have lower production costs and operating and maintenance costs; and (v) fluctuations in fuel prices.
Investment opportunities within the electric power infrastructure sector can have a narrow customer base. Should any of the customers or counterparties fail to pay their contractual obligations, or should a government appropriate the underlying assets, significant revenues could cease and become irreplaceable. This would affect the profitability of such assets and the value of any securities or other instruments issued in connection with such assets.
Growth in customer accounts and growth of customer usage each directly influence demand for power and the need for additional power generation and delivery facilities. Customer growth and customer usage are affected by a number of factors outside the control of the Investment Advisor, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.
Power generation is generally a seasonal business. For example, in most parts of the United States, demand for power peaks during the warmer summer months, with market prices typically peaking at that time. In other areas, demand for power peaks during the winter. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of the Portfolio Companies may fluctuate substantially on a seasonal and quarterly basis and thus make period-to-period comparison less relevant.
Estimates and financial projections in the power sector are uncertain.
Estimates of factors such as solar energy intensity and movement of wind and water flow (for solar, wind and hydroelectric power, respectively) by qualified engineers are often a key factor in valuing certain energy and power companies. The process of making these estimates is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data. Estimates or projections of market conditions and supply and demand dynamics are key factors in evaluating potential investment opportunities and valuing the Fund’s Investments and related assets. The aforementioned estimates are subject to wide variances based on changes in market conditions, underlying assumptions and technical or investment-related assumptions.
The Fund’s Portfolio Companies are expected to be required to comply with numerous national and local laws, rules and regulatory standards and to maintain numerous permits and approvals required for their operation.
Portfolio Companies in which the Fund invests are expected to be required to comply with numerous national and local laws, rules and regulatory standards (including those related to air emission, water discharge, waste disposal, the environment and safety and health), and to maintain numerous permits and approvals required for their operation. Compliance with these various rules and regulations may cause companies to incur significant costs and may impact almost every aspect of their respective business. In addition, the Portfolio Companies and their affiliates may be required to obtain the consent or approval of applicable regulatory authorities in order for such companies to acquire or hold particular assets or interests. If any such company is unable to obtain required consents or approvals, it may be unable to enter into transactions or to structure transactions in ways that are optimal. Such approvals and permits may be subject to conditions, and there is no assurance that any portfolio company will be successful in meeting such conditions. A failure to satisfy such conditions could prevent the operation of certain facilities or result in additional costs to such companies, which may adversely affect the Fund’s investment performance and results. In addition, the Fund, the General Partner, the Investment Advisor or their respective affiliates may be required to obtain the consent or approval of applicable regulatory authorities in order for the Fund to invest in companies that acquire or hold particular assets or interests. There can be no assurance that the Portfolio Companies, the Fund, the General
Partner, the Investment Advisor or their respective affiliates will be able to do any of the following: (i) obtain all required regulatory approvals and permits; (ii) obtain any necessary modifications to existing regulatory approvals and permits; or (iii)
renew and otherwise maintain required regulatory approvals and permits. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals and permits (or amendments thereto) or delay or failure to satisfy any regulatory conditions or other applicable requirements (which may change over time), could prevent operation of certain assets or sales of such assets to third parties, or could result in additional costs to a project and adversely affect the Fund’s investment performance and results. In addition, to the extent the Fund determines to make a follow-on investment into a Portfolio
Company, the Fund may be required to obtain separate and/or additional regulatory approvals in respect of such follow-on investment, which may be different or more stringent than the initial approvals obtained in respect of such Portfolio Company.
In such scenario, the Fund’s participation in such follow-on investment may be delayed or otherwise adversely affected.
Diverse factors, including the cost-effectiveness, performance and reliability of renewable energy technology, changes in weather and climate and availability of government subsidies and incentives, as well as the potential for unforeseeable disruptive technology and innovations, present potential challenges to investments in renewable assets.
Diverse factors, including the cost-effectiveness, performance and reliability of renewable energy technology, changes in weather and climate and availability of government subsidies and incentives, as well as the potential for unforeseeable disruptive technology and innovations, present potential challenges to investments in renewable assets. Renewable resources

(e.g., wind, solar, hydro, geothermal) are inherently variable. Variability can arise from site-specific factors, daily and seasonal trends, long-term impact of climatic factors, or other changes to the surrounding environment. Variations in renewable resource levels impact the amount of electricity generated, and therefore cash flow generated, by renewable energy investments. In addition, the development and operation of renewable assets might at times be subject to public opposition. For example, with respect to the development and operation of wind projects, public concerns and objections often center around the noise generated by wind turbines and the impact such turbines have on wildlife. While public opposition is usually of greatest concern during the development stage of renewable assets, continued opposition could have an impact on ongoing operations.
The operation and financial performance of any renewable energy Investment will also be significantly dependent on governmental policies and regulatory frameworks that support renewable energy sources. Investments in renewable energy and related businesses and/or assets currently enjoy support from national, state and local governments and regulatory agencies designed to finance or support the financing development thereof, such as the U.S. federal investment tax credit and federal production tax credit, tax rebates, U.S. Department of the Treasury grants, various renewable and alternative portfolio standard requirements enacted by several states, renewable energy credits and state-level utility programs, such as system benefits charge and customer choice programs. Similar support, initiatives and arrangements exist in non-U.S. jurisdictions as well, in particular the EU. Non-U.S. jurisdictions may have more variable views on policies regarding renewable energy (and, for example, may be more willing or likely to abandon initiatives regarding renewable energy in favor of more carbon-intensive forms of traditional energy generation). The combined effect of these programs is to subsidize in part the development, ownership and operation of renewable energy projects, particularly in an environment where the low cost of fossil fuel may otherwise make the cost of producing energy from renewable sources uneconomic. Some of the U.S. states or other jurisdictions in which renewable energy investments are located may have Renewable Portfolio Standard (“RPS”) requirements that support the sale of electricity generated from renewable energy sources. Electric utility suppliers may satisfy their RPS requirements by purchasing renewable energy or renewable energy credits from producers of electricity generated from renewable sources. There can be no assurance that government support for renewable energy will continue, that favorable legislation will pass, or that the electricity produced by the renewable energy Investments will continue to qualify for support through the RPS programs. The reduction, elimination or expiration of government policies that support renewable energy, government subsidies and economic incentives could adversely affect the cash flows and value of a particular Portfolio
Company, the flow of potential future investment opportunities and the value of any platform in the sector. Any reduction in or elimination of these programs will have an adverse effect on the development of renewable energy resources, as was demonstrated by the significant reduction in wind power development projects between the end of 2003 when the federal production tax credit expired and the reinstatement of such credit by the U.S. Congress in October 2004. To the extent any federal, state or local tax credits, other favorable tax treatment or other forms of support for renewable energy are changed, the
Fund’s renewable energy Investments may be negatively impacted. Conversely, because policies favoring renewable energy initiatives may involve economic disincentives on more carbon-intensive forms of traditional energy generation, such policies may adversely affect the Fund’s other Investments that do not involve renewable energy projects.
The development and construction of solar power plants can require long periods of time and substantial initial capital investments, and there are significant risks related to the development of solar power plants.
The Fund may make Investments in Portfolio Companies that will be engaged in solar power generation and power transmission. The development and construction of solar power plants can require long periods of time and substantial initial capital investments, and there are significant risks related to the development of solar power plants, including high initial capital expenditure costs to develop and construct functional power plant facilities and the related need for construction capital, the availability of favorable government tax and other incentives, the high cost and potential regulatory and technical difficulties in integrating into new markets, an often limited or unstable marketplace, competition from other sources of electric power, regulatory difficulties including obtaining necessary permits, difficulties in negotiating power purchase agreements with potential customers, educating the market regarding the reliability and benefits of solar energy products and services, costs associated with environmental regulatory compliance and competing with other solar energy companies and utilities.
The development of a wind farm can require substantial initial capital investments, and there are significant risks related to the development of wind farms.
The Fund may make Investments in Portfolio Companies that will be engaged in the development and operation of wind farms. The development of a wind farm can require substantial initial capital investments, and there are significant risks related to the development of wind farms, including the availability of favorable government tax and other incentives; the high cost and potential regulatory and technical difficulties in integrating into new markets; an often limited or unstable marketplace;
competition from other sources of electric power and other wind farms; regulatory difficulties including obtaining necessary permits; difficulties in negotiating satisfactory turbine supply, engineering and construction agreements and with respect to connecting to the existing electricity transmission network; difficulties in negotiating power purchase agreements with potential customers, educating the market regarding the reliability and benefits of wind energy products and services; and costs associated with environmental regulatory compliance.
The performance of wind farms is dependent upon meteorological and atmospheric conditions that fluctuate over time. The amount of electricity generated by a wind farm depends upon many factors in addition to the quality of the wind resources, including but not limited to turbine performance, aerodynamic losses resulting from wear on the wind turbine, degradation of other components, icing or soiling of the blades and the number of times an individual turbine or an entire wind farm may need to be shut down for maintenance or to avoid damage due to extreme weather conditions. In addition, conditions on the electrical transmission network can impact the amount of energy a wind farm can deliver to the network. Wind farms may be located in remote areas with limited transmission networks where intense competition exists for access to, and use of capacity on, the existing transmission facilities. Electricity transmission lines may experience unplanned outages due to system failures, accidents and severe weather conditions, or planned outages due to repair and maintenance, construction work and other reasons beyond the Fund’s control. As electricity generated from wind farms is generally not stored and must be transmitted or used once it is generated, some of the wind turbines of a wind farm may be turned off during such period when electricity is unable to be transmitted due to grid congestion or other grid constraints. Such events could reduce the actual net power generation of such wind farms. In addition, a number of other factors may further decrease electricity output, including wind speed or wind direction or other severe weather conditions. As a result, the Fund’s Portfolio Companies may experience significant financial losses from the inefficient electricity outputs.
Certain infrastructure and energy companies may be particularly sensitive to weather and climate conditions.
Certain infrastructure and energy companies may be particularly sensitive to weather and climate conditions. For example, solar power generators rely on the frequency and intensity of sunlight, wind turbines rely on the frequency and intensity of the wind, and companies focused on biomass rely on the production of crops, which can be adversely affected by droughts and other weather conditions.
The Fund may invest in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk and the use of new technologies.
The Fund may invest in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk and the use of new technologies. Oil and gas drilling and fracturing may involve unprofitable efforts, not only from dry holes, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. In making such investments, the Fund must rely on estimates of oil and gas reserves. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise.
Acquiring, developing and exploring for oil and natural gas involves many risks. These risks include encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in the curtailment or suspension of their related operations. There can be no assurance that all Portfolio
Companies will be fully insured against all risks inherent to their businesses. If a significant accident or event occurs that is not fully insured, it could adversely affect a Portfolio Company’s operations and financial condition.
Oil and natural gas prices have been volatile historically and such volatility is likely to continue in the future.
The value of the Fund’s Investments will be substantially dependent upon the market price for oil, natural gas and other hydrocarbons, which value ultimately impacts the demand for their products and services. Historically, the markets for hydrocarbons have been volatile and such volatility is likely to continue in the future. Various factors beyond the control of the
Fund, the General Partner, the Investment Advisor or any Portfolio Companies will affect hydrocarbon prices including: (i) the worldwide and domestic supplies of oil and natural gas; (ii) the ability of the members of the Organization of the Petroleum
Exporting Countries to agree to and maintain oil prices and production controls; (iii) political instability or armed conflict in the
Middle East and other oil or natural gas producing regions; (iv) terrorist acts; (v) the price and level of foreign imports; (vi) the level of consumer demand; (vii) the price, availability and acceptance of alternative fuels; (viii) the availability of pipeline capacity; (ix) weather conditions; (x) transportation interruption; (xi) domestic and foreign governmental regulations, price controls and taxes; (xii) domestic and foreign environmental laws, rules and regulations; and (xiii) the overall economic environment, including interest rates, levels of economic activity, the price of securities and the participation by other investors in the financial markets. There can be no assurance that there will not be a significant decline in the prevailing price for hydrocarbons, which could adversely affect the value of the Fund’s investments and its income from its investments. Price volatility also makes it difficult for Portfolio Companies to budget for, and project the return on, acquisitions, exploration and development projects.
Exploration and production projects are particularly vulnerable to declines in the demand for and prices of crude oil and natural gas.
Exploration and production projects are particularly vulnerable to declines in the demand for and prices of crude oil and natural gas. Reductions in prices for crude oil and natural gas can cause continued production from a given reservoir to cease being economical earlier than it would if prices were higher, resulting in the plugging and abandonment of, and cessation of production from, that reservoir. In addition, lower commodity prices not only reduce revenues but also can result in substantial downward adjustments in reserve estimates. Actual oil and gas prices, development expenditures and operating expenses will vary from those assumed in reserve estimates, and these variances may be significant. Any significant variance from the assumptions used could result in the actual quantity of reserves and future net cash flow being materially different from those estimated in reserve reports. In addition, results from drilling, testing and production and changes in prices after the date of reserve estimates may result in downward revisions to such reserve estimates. Substantial downward adjustments in reserve estimates could have a material adverse effect on a given exploration and production project’s financial position and results of operations and could result in acceleration of result-based loans or defaults thereunder. Actual amounts produced from such reserves may similarly vary. In addition, due to natural declines in reserves and production, exploration and production projects must economically find or acquire and develop additional reserves in order to maintain and grow their revenues and distributions. Oil and gas wells are by their nature depleting assets, and as a result, annual production will naturally decline over the life of a well and so too will returns to the Fund attributable to such well.
Certain net proceeds payable to the Fund from Portfolio Companies that hold properties in the exploration and production sector will be derived from the sale of depleting assets.
Certain net proceeds payable to the Fund from Portfolio Companies that hold properties in the exploration and production sector will be derived from the sale of depleting assets. The reduction in reserve quantities is a common measure of depletion.
Future maintenance and development projects with respect to a property will affect the quantity of reserves and can offset the reduction in reserves. The timing and size of these projects often will depend on the market prices of crude oil, natural gas and other hydrocarbons. If the Portfolio Company developing a property does not implement additional maintenance and development projects, the future rate of production decline of reserves of such a property may be higher than the rate currently expected.
The generation and transmission of electricity requires the use of expensive and complicated equipment, which is subject to failure.
The generation and transmission of electricity requires the use of expensive and complicated equipment. While the Fund will cause its Portfolio Companies to implement maintenance programs, generating plants are subject to unplanned outages because of equipment failure. If such an equipment failure occurs while the Fund or one of its Portfolio Companies is party to a power purchase agreement (“PPA”), the Fund or its relevant Portfolio Company may be subject to financial penalties to its customers or may be required either to produce replacement power from potentially more expensive units or purchase power from others at unpredictable and potentially higher cost in order to supply its customers and perform its contractual agreements.
Any of these results could increase costs materially. These factors, as well as weather, interest rates, economic conditions, fuel availability and prices, price volatility of fuel and other commodities and transportation availability and costs are largely beyond the control of the Fund, but may have a material adverse effect on the Fund’s earnings, cash flows and financial position.
In addition, the wind turbines, solar panels, solar trackers and other equipment used in renewable energy projects are still evolving and, as a result, much of the equipment being used has not undergone extensive field testing over a period of years to determine its long-term costs of operation or its durability. Manufacturing and delivery of the equipment as well as its timely installation may also be difficult due to rapidly changing product designs and general manufacturing issues. Also, as with any equipment purchase, the purchaser is subject to the risk that the equipment, software or processes may be protected intellectual property of third parties, which may subject a Portfolio Company to the risk of being unable to use the equipment as well as paying damages for its prior use. Each of these risks could result in late delivery or project underperformance. If the project is not delivered on time, at required productivity and capacity levels, not only will there be a drop in revenues, but PPA or financing commitments may not be met, leading to project failure. To protect against these risks, equipment suppliers or balance of plant contractors typically provide a guaranty of timely completion and a two to ten year (sometimes longer)

equipment performance warranty. These warranties typically protect project owners against equipment capacity and efficiency shortfalls while they are effective. In most cases, however, the investment period in a project will extend beyond the warranty period. Furthermore, some equipment manufacturers or contractors may not be sufficiently capitalized to enable them to respond to all customer claims, especially serial defect warranty claims. As competition among equipment suppliers continues to drive down the cost of some wind turbines and solar panels, there is a risk that some equipment manufacturers may be unable to honor their warranty claims. In the context of financing, projects are typically exposed to vendor credit, as a credit event around a key vendor is often a financing event of default. A defect in vendor credit may also lead to a violation of financing. In the event of a failure of any equipment after the end of the warranty period (or during the warranty period if the supplier or contractor does not have the ability to respond) a Portfolio Company may incur significant costs to keep the project operational or lose the project.
The successful development of projects and the operations of the Fund’s Portfolio Companies may depend on adequate infrastructure being available (or being developed) and remaining available.
The successful development of projects and the operations of the Fund’s Portfolio Companies may depend on adequate infrastructure being available (or being developed) and remaining available. These projects and companies may be located in areas that are sparsely populated and difficult to access. Reliable roads, power sources, transport infrastructure and water supplies are essential for the conduct of project development and operations and the availability and cost of these utilities and infrastructure affect capital and operating costs.
Additionally, even in developed areas, the Fund’s Portfolio Companies run the risk that existing infrastructure could be inefficiently managed and/or damaged or destroyed, causing a delay in or termination of the Portfolio Company’s business operations. Causes of infrastructure damage or destruction may include traffic accidents, natural disasters, man-made disasters, defective design and construction, slope failure, bridge and tunnel collapse, road subsistence, toll rates, fuel prices, environmental legislation or regulation, general economic conditions, labor disputes and other unforeseen circumstances and incidents. Certain of these events have affected infrastructure in the past and the inability of the Fund’s Portfolio Companies to use such infrastructure could have a material adverse effect on the financial condition and business operations of such Portfolio
Companies.
In the event that a disruptive technology in the energy industry is successfully developed and implemented, the Fund’s
Investments might be adversely affected.
Historically, technology changes in the energy sector have resulted in gradual incremental improvements with no disruptive technology impacts. However, there are currently a number of companies and scientific research institutions
(including those supported by major venture capital firms and corporations) seeking to develop disruptive technologies designed to reduce dependence upon large-scale fossil fuel generation (for example, electric vehicles). In the event that a disruptive technology in the energy industry is successfully developed and implemented, the Fund’s Investments might be adversely affected. While the Fund’s Investments may benefit from such technologies, there can be no assurance that technology innovation will not favor properties of a type not held by the Fund, which would competitively disadvantage the
Fund and possibly drive down the value of its assets.
RISKS RELATING TO INFRASTRUCTURE INVESTMENTS
The operation and maintenance of infrastructure assets or businesses involve various risks and are subject to substantial regulation, many of which may not be under the control of the owner / operator.
Investment in infrastructure assets involves certain risks. Project revenues can be affected by a number of factors including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets may adversely affect the overall profitability of the investment or related project. Events outside the control of the Fund or a
Portfolio Company could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring infrastructure facilities, including: (i) political action and events; (ii) governmental regulation; (iii) demographic changes; (iv) economic conditions; (v) government macroeconomic policies; (vi) the supply and demand for products and services from, and access to, infrastructure; (vii) the financial condition of users and suppliers of infrastructure assets; (viii) changes in interest rates and the availability of funds which may render the purchase, sale, or refinancing of infrastructure assets difficult or impracticable; (ix) environmental claims arising in respect of infrastructure acquired with undisclosed or unknown environmental problems or as to which inadequate reserves have been established; (x)
social unrest; (xi) natural disasters (such as fire, floods, earthquakes and typhoons); (xii) changes in weather; (xiii) acts of war or terrorism; (xiv) changes in laws, including environmental laws, and regulations, and planning laws and other governmental rules; (xv) changes in energy prices, including fuel prices; (xvi) changes in fiscal and monetary policies; and (xvii) other unforeseen circumstances and incidents. In turn, this may impair a Portfolio Company’s ability to repay its debt, make distributions to the Fund or even result in termination of an applicable concession or other agreement. As a general matter, the operation and maintenance of infrastructure assets or businesses involve various risks and are subject to substantial regulation
(as described below), many of which may not be under the control of the owner / operator, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities. Although Portfolio Companies may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of an Investment’s losses. Furthermore, once infrastructure assets of Investments become operational, they may face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies.
Infrastructure investments are subject to substantial government regulation and governments have considerable discretion to implement regulations that could affect the business of infrastructure investing.
Infrastructure investments are subject to substantial government regulation and governments have considerable discretion to implement regulations that could affect the business of infrastructure investing. In many instances, the operation or acquisition of infrastructure assets involves an ongoing commitment to or from a governmental agency, and the operation of infrastructure assets often relies on government permits, licenses, concessions, leases or contracts. The nature of these obligations and dependencies exposes the owners of infrastructure assets to a higher level of regulatory control than typically imposed on other businesses, resulting in government entities having significant influence over such owners.
Where a Portfolio Company holds a concession or lease from the government, the concession or lease may restrict the
Portfolio Company’s ability to operate the business in a way that maximizes cash flows and profitability. The lease or concession may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, the lease or concession may enable the government to terminate the lease or concession in certain circumstances without requiring payment of adequate compensation.
In addition, governmental entities may exercise their discretion to change or increase regulation of the operations of
Portfolio Companies or to implement laws, regulations, or policies affecting their operations, separate from any contractual rights that the government counterparties may have, in a manner that causes delays or adversely affects the operation of the business of such Portfolio Company and/or the Fund’s ability to effectively achieve its investment objectives.
Certain of the Fund’s Investments may involve projects in the construction phase of development.
Certain Investments may involve projects in the construction phase of development. In connection with any new development project, expansion of a facility or acquisition of a facility in development stage, an Investment may also face construction risks typical for infrastructure businesses, including, without limitation, (i) labor disputes, shortages of material and skilled labor or work stoppages, (ii) slower than projected construction progress and the unavailability or late delivery of necessary equipment, (iii) less than optimal coordination with public utilities in the relocation of their facilities, (iv) adverse weather conditions and unexpected construction conditions, (v) accidents or the breakdown or failure of construction equipment or processes and (vi) catastrophic events such as explosions, fires and terrorist activities and other similar events beyond the
Fund’s control. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken, any of which could have an adverse effect on the Fund and on the amount of funds available for distribution to the Shareholders. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and funds being insufficient to complete construction. Such increases may result in the inability of project owners to meet the higher interest and principal repayments arising from the additional debt required. Delays in project completion can result in an increase in total project construction costs through higher capitalized interest charges and additional labor and material expenses and, consequently, an increase in debt service costs. It may also affect the scheduled flow of project revenues necessary to cover the scheduled operations phase debt service costs, operations and maintenance expenses and damage payments for late delivery. In addition, there are risks inherent in the construction work that may give rise to claims or demands against a Portfolio Company from time to time. Delays in the completion of any infrastructure project may result in lost opportunities or revenues or increased expenses, including higher operation and maintenance costs related to an Investment. Investments under development or Investments acquired to be developed may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced.

To the extent that the Fund invests in energy-related development activities, it will be subject to the risks normally associated with such activities.
The Fund may acquire equity interests in energy-related development projects, including, without limitation, transmission and power facility developments and/or in businesses that engage in transmission and power facility development. To the extent that the Fund invests in such development activities, it will be subject to the risks normally associated with such activities. Such risks include, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction and the availability of both construction and permanent financing on favorable terms. These risks (including risks beyond the control of the Fund, such as weather or labor conditions or material shortages)
could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on the financial condition and results of operations of the Fund.
In addition, successful development of new or expansion projects may require the involvement of a broad and diverse group of stakeholders who will either directly influence or potentially be capable of influencing the nature and outcome of the project. Such characteristics may include, without limitation, political or local opposition, receipt of regulatory approvals or permits, site or land procurement, environment-related issues, construction risks and delays, labor disputes, counterparty non-
performance, project feasibility assessment and dealings with and reliance on third-party consultants. When making an
Investment, value may be ascribed to potential development projects that do not achieve successful implementation, potentially resulting in a lower-than-expected returns to the Fund.
The employees and staff of infrastructure assets and businesses are exposed to health and safety risks.
The employees and staff of infrastructure assets and businesses are exposed to health and safety risks that could result in death, permanent disability or other serious injury that may disrupt the operations of investments, lead to economic loss, litigation or penalties for regulatory or contractual non-compliance, and may also adversely impact the reputation of investments, the Fund and Shareholders. Moreover, any loss from such events may not be recoverable under relevant insurance policies.
Investments in the infrastructure sector may entail risks associated with more mature businesses and heavily regulated industries.
Investments in the infrastructure sector may entail risks associated with more mature businesses and heavily regulated industries. These Portfolio Companies may also serve customers that include governmental entities and may be highly dependent upon various government (or private) reimbursement programs. Investments that are subject to greater amounts of governmental regulation, or with significant customer concentration with governmental entities, pose additional and unique risks relative to other investments generally, including, but not limited to, risks relating to approval of a change in ownership, and the acquisition and maintenance of applicable licenses and certain regulatory filings. In certain circumstances, the General
Partner may determine to limit participation in a particular investment by the Shareholders as a whole in light of the sensitive nature of a particular Portfolio Company’s operations and/or the filings required to be made with a relevant government authority.
Governmental budgeting and procurement requirements could adversely affect profitability. To the extent the Fund invests in a Portfolio Company whose assets are governed by concession agreements with national, provincial or local authorities, there is a risk that these authorities may not be able to honor their obligations under such agreements, especially over the long term.
Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased operating costs, increased compliance costs or the need for additional capital expenditures generally and/or regulatory capital requirements. If a Portfolio Company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. Additionally, certain Portfolio Companies may have a unionized work force or employees who are covered by a collective bargaining agreement, which could directly or indirectly subject a Portfolio Company to complex laws and regulations as well as labor relations disputes or difficulties generally. Moreover, a Portfolio Company’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any of such Portfolio
Company’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such Portfolio Company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Additionally, any such problems may bring scrutiny and attention to the Fund itself, which could adversely affect the
Fund’s ability to implement its investment objectives.

RISKS RELATING TO INVESTMENTS IN THIRD-PARTY FUND MANAGERS AND/OR THIRD-PARTY
POOLED INVESTMENT VEHICLES
There are many investment-related risks associated with investments in fund managers and pooled investment vehicles which could impair the performance and value of our Investments.
Carlyle expects to invest in one or more third-party investment vehicles (“Third-Party Pooled Investment Vehicles”) that are managed by third-party investment managers (“Third Party Fund Managers”), including a Third-Party Pooled Investment
Vehicle that invests into Carlyle. Although not expected to be a large portion of the investment strategy, the Fund may also invest in Third-Party Fund Managers that manage Third-Party Pooled Investment Vehicles focused on certain other types of asset classes. There are many investment-related risks associated with such types of investments which could impair the performance and value of our Investments.
Risks associated with Secondary Investments.
The Fund may acquire Secondary Investments from existing investors in such Secondary Investments and also from the issuers of such interests or other third parties. In many cases, the economic, financial and other information available to and utilized by Carlyle AlpInvest in selecting and structuring Secondary Investments may have been prepared by the sponsor of the
Secondary Investments, may be incomplete or unreliable, and/or may not be verifiable by Carlyle AlpInvest. The Fund also may not have the opportunity to negotiate the terms of the Secondary Investments, including any special rights or privileges.
Valuation of Secondary Investments may be difficult since there will generally be no established market for such interests.
Moreover, the purchase price of Secondary Investments may be subject to negotiation with the sellers of such interests and may, in certain cases, include the Fund's assumption of certain contingent liabilities. The overall performance of the Fund may depend in part on the accuracy of the information available to Carlyle AlpInvest, the acquisition price paid by the Fund for the
Secondary Investments and the structure of such acquisitions and the Fund's ultimate exposure to any assumed liabilities.
The Fund may have the opportunity to acquire a portfolio of Secondary Investments from a seller on an “all or nothing”
basis. Certain of the Secondary Investments in the portfolio may be less attractive than others, and certain of the sponsors of such Secondary Investments may be more familiar to the Fund than others, or may be more experienced or highly regarded than others. In such cases, it may not be possible for the Fund to carve out from such purchases those investments which Carlyle
AlpInvest considers (for commercial, tax, legal or other reasons) less attractive.
The purchase of a Secondary Investment may be structured in the form of a swap or other derivative transaction. Such arrangements may involve the Fund taking on greater risk with an expected greater return or reducing its risk with a corresponding reduction in the rate of return. Such arrangements also subject the Fund to the risk that the counterparty will not meet its obligations. If structured as such, the tax consequences of an investment in the Fund may be different than otherwise described herein, including, for example, the amount, timing and character of distributions by the Fund.
The Fund may bear multiple levels of fees and expenses.
In addition to the direct expenses and management costs borne by the Fund, it may also bear its pro rata share of certain expenses and management costs incurred directly or indirectly by an Other Carlyle Account or Third Party Pooled Investment
Vehicle in which it invests. This would result in more expenses being borne (indirectly) by Shareholders than if the
Shareholders were able to invest directly in the Other Carlyle Accounts or Third Party Pooled Investment Vehicle. The Fund
will indirectly bear other expenses in connection with an Investment in or alongside an Other Carlyle Account or Third Party
Pooled Investment Vehicle, including any investment related expenses and expenses paid to affiliates of Carlyle, administrative expenses and other expenses included in the definition of Fund Expenses above as applicable to such Other Carlyle Account or
Third Party Pooled Investment Vehicle (to the extent applicable). In certain circumstances the Fund will bear carried interest, management fees or other incentive compensation, including in connection with interests in Other Carlyle Accounts or Third
Party Pooled Investment Vehicles purchased on the secondary market as part of a portfolio transaction or otherwise and equity interests in certain structured investments (e.g., CLOs). These various levels of costs and expenses will be charged whether or not the performance of the Fund generates positive returns. As a result, the Fund, and indirectly the Shareholders, may bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset the Fund’s profits. In addition, because of the fees and expenses payable by the Fund pursuant to such Investments, its returns on such Investments will be lower than the returns to a direct investor in the Other Carlyle Accounts. Such returns will be further diminished to the extent the Fund is also charged management fees and/or bears carried interest or other similar performance-based compensation in connection with its
Secondary Investments in Other Carlyle Accounts or Third-Party Pooled Investment Vehicles.

The Fund will depend on the management of such Third-Party Fund Managers.
The Fund is permitted to invest in minority, non-controlling, equity, equity-related and/or revenue interests in Third-Party
Fund Managers and make passive investments in Third-Party Pooled Investment Vehicles. The Fund will not be responsible for the results of the Third-Party Pooled Investment Vehicles and Third-Party Fund Managers (unless such Third-Party Pooled
Investment Vehicle invests into Carlyle and holds no other investments). The existing management of such Third-Party Fund
Managers will typically retain autonomy over the day-to-day operations of the business and will generally retain a majority stake in such business.
In holding such non-controlling interests, the Fund will also have a limited ability to create or take advantage of exit opportunities. The inability to control the timing of the making, restructuring, refinancing and exiting of Investments may adversely affect performance. The timing and extent to which the Fund realizes proceeds from any disposition, listing, financing or other liquidity event with respect to any Investment will to a large extent depend on the decisions and actions of
Third-Party Fund Managers. The management of Third-Party Fund Managers may make business, financial or management decisions with which the General Partner does not agree or such management may take risks or otherwise act in a manner that does not serve the Fund’s interests. The returns of investments in such Third-Party Fund Managers and/or Third-Party Pooled
Investment Vehicles will depend largely on the performance of unrelated Third-Party Fund Managers and could be substantially adversely affected by the unfavorable performance and/or practices and policies of the Third-Party Fund
Managers. The performance of a Third-Party Fund Manager may also rely on the services of a limited number of key individuals, the loss of whom could significantly adversely affect such Third-Party Fund Manager’s performance.
Investments in Third-Party Fund Managers may expose Carlyle and the Fund to public scrutiny.
Investments in Third-Party Fund Managers may expose Carlyle and the Fund to public scrutiny. In an industry that is reliant to a very large extent on reputation, regulatory non-compliance and misconduct by portfolio managers or employees of a
Third-Party Fund Manager, its portfolio companies or its third-party service providers could cause significant losses, directly or indirectly, to a Third-Party Fund Manager and, consequently, to the Fund and Carlyle. Alternative investment managers operate in a highly regulated environment, and the Fund may have little or no oversight over or input in the activities of Third-Party
Fund Managers and will rely on each Third-Party Fund Manager to manage its activities in a manner consistent with applicable laws and regulations and in a manner which will permit such Third-Party Fund Manager to maintain a quality reputation. It will also be difficult, and likely impossible, for the General Partner to protect the Fund from the risk of fraud, misrepresentation or material strategy alteration by portfolio managers or employees of the Third-Party Fund Managers, their third-party service providers or their portfolio companies. In addition, portfolio managers, employees and third-party service providers of a Third-
Party Fund Manager or its portfolio companies may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting a Third-Party Fund Manager’s business prospects or future marketing activities.
While the General Partner expects to perform a detailed assessment on Third-Party Fund Managers on a variety of key investment, operational, and legal areas, there can be no assurance that such assessment will identify or prevent any such misconduct or all other potential risks, problems or issues with the Third-Party Fund Manager or its portfolio companies.
The structure and investment objective of the Fund may impair its ability to complete Investments.
The structure and investment objective of the Fund may impair its ability to complete Investments. Among the realization and monetization strategies that may be pursued by the General Partner are liquidity events such as a public listing of interests in a Third-Party Fund Manager or a sale of all or some of the Fund’s interests in Third-Party Fund Managers and Third-Party
Pooled Investment Vehicles. A prospective Third-Party Fund Manager may not be interested in an investment by the Fund if required to disclose information that might be made public as part of a liquidity event or if it may ultimately result in such
Third-Party Fund Manager eventually becoming a publicly traded entity. In addition, while a Third-Party Fund Manager may feel comfortable with the Fund being a minority owner of its business, it may not have the same view for potential transferees.
General risks related to investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles.
In all cases, the consummation of an investment by the Fund in a Third-Party Pooled Investment Vehicle is subject to the
Third-Party Fund Manager agreeing to accept the Fund as an investor. Before making investments, the General Partner will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment and known at that time. The due diligence investigation that the General Partner carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The General Partner may decide to invest in a Third-Party Fund Manager despite the identification of deficiencies or concerns in such Third-Party Fund Manager for various reasons without notice. In addition, negotiating and executing transaction agreements, together with the process of identifying and diligencing a Third-Party Fund Manager, can be time-consuming and burdensome and result in high transaction costs, which generally would be borne by the Fund (and not split between the Fund and the target Third-Party Fund Manager unless specifically agreed).
Among the factors that the General Partner may consider in selecting Third-Party Fund Managers for investment is a record of strong financial performance and prospects for future success and growth. However, the past performance of a Third-
Party Fund Manager and/or its Third-Party Pooled Investment Vehicles is not indicative of such Third-Party Fund Manager’s future performance. There is no assurance that a Third-Party Fund Manager will achieve similar revenues or profits in the future and an investment with a Third-Party Fund Manager could result in a partial or total loss for the Fund.
The General Partner will typically not be able to negotiate the terms of its investments in a Third-Party Pooled Investment
Vehicle, including the level of any fee offsets, and will not be responsible for, or have visibility into, determining whether
Third-Party Fund Managers of such Third-Party Pooled Investment Vehicles are correctly calculating fees or fee offsets. The
General Partner is expected to have limitations around the type of information it receives from Third-Party Fund Managers and
Third-Party Pooled Investment Vehicles, including because certain of this information may be considered proprietary. The lack of access to information in connection with the Fund’s evaluation of an opportunity to invest in a Third-Party Pooled
Investment Vehicle may make it more difficult for the General Partner to select and evaluate potential investments.
Third-Party Fund Managers may enter into new lines of business not anticipated by the Fund at the time it invests in such
Third-Party Fund Managers. Third-Party Fund Managers may also have the ability to change their investment objectives and strategies and economic and other terms after the Fund has made its investments in such Third-Party Fund Managers or Third-
Party Pooled Investment Vehicles and such change in the investment objectives and strategies may be different from the objectives currently expected by the General Partner. The Fund and Carlyle will likely not have the ability to prevent Third-
Party Fund Managers from taking such action and decisions by the Third-Party Fund Managers may negatively impact the performance of the Fund.
It is expected that Third-Party Fund Managers will implement similar leverage arrangements to the Fund with respect to their Third-Party Pooled Investment Vehicles, which would increase the overall indirect leverage applicable to the Fund’s
Investments. The Third-Party Fund Managers may obtain leverage at the “fund” level. The exercise by any lenders of their remedy under a subscription facility to issue drawdown notices to investors in the relevant Third-Party Pooled Investment
Vehicle would reduce the amount of capital otherwise available to such Third-Party Pooled Investment Vehicle for making investments and may negatively impact its ability to make investments or achieve its investment objectives. In addition, such borrowings may limit the Fund’s ability to use its interests in the relevant Third-Party Pooled Investment Vehicle as collateral for other indebtedness that the Fund may bear.
A Third-Party Fund Manager or a Third-Party Pooled Investment Vehicle may make distributions to the Fund that are subject to clawback arrangements with such Third-Party Fund Manager or Third-Party Pooled Investment Vehicle (as
applicable). Accordingly, the Fund may set aside amounts that it could otherwise reinvest or distribute to Shareholders for the purpose of making clawback payments. Amounts set aside to fund clawback payments will reduce the amount of funds available for distribution to Shareholders or additional investments by the Fund. In addition, the Fund may make commitments to Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in excess of the Fund’s total capital. As a result, the Fund may need to retain distributions or take other measures (e.g., borrowing) if it does not generate sufficient cash flow from its investments to meet these commitments.
Any investment in a Third-Party Pooled Investment Vehicle is likely to be structured as a long term capital commitment. A
Third-Party Pooled Investment Vehicle may, among other things, default or terminate the Fund’s interest in that Third-Party
Pooled Investment Vehicle if the Fund fails to satisfy any capital call by that Third-Party Pooled Investment Vehicle with respect to any such capital commitment, which would result in a substantial reduction in the value of such interest and other adverse consequences to the Fund (such as, but not limited to, removal of the right to vote, no participation in future investments, or reduction or forfeiture of capital accounts). The Fund will be required to fund capital calls with respect to any capital commitment to a Third-Party Pooled Investment Vehicle even where the performance of the applicable Third-Party
Pooled Investment Vehicle has not met the General Partner’s expectations.
Third-Party Fund Managers and their affiliates generally will engage in a wide range of activities and will have other interests and relationships that may create a variety of conflicts of interest. The Third-Party Fund Managers’ activities will not be coordinated with each other. From time to time a Third-Party Fund Manager of a Third-Party Pooled Investment Vehicle
may buy or sell securities for the benefit of one or more other vehicles or accounts at the same time that such Third-Party Fund
Manager buys or sells those same securities with respect to vehicles in which the Fund. Different Third-Party Fund Managers may also engage in conflicting activities with respect to the same companies or issuers, including buying or selling at opposite times or at different prices and terms since their activities are not coordinated. This may lead to additional costs and expenses and indirectly losses, which would be borne by the Fund to the extent of its investment in the relevant Third-Party Pooled
Investment Vehicle to the extent such investments were adversely impacted by the uncoordinated actions.
RISKS RELATED TO THE LEGAL AND REGULATORY LANDSCAPE
Legal, tax and regulatory changes, including new interpretations of existing laws or regulations, could occur that may adversely affect the Fund.
Legal, tax and regulatory changes, including new interpretations of existing laws or regulations, could occur that may adversely affect the Fund. For example, from time to time the market for private equity transactions has been adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.
The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds may adversely affect the value of Investments held by the Fund and the ability of the Fund to effectively employ its investment and trading strategies. Increased scrutiny and newly proposed legislation applicable to private investment funds and their sponsors may also impose significant administrative burdens on the Investment Advisor and may divert time and attention from portfolio management activities. In addition, and in particular in light of the changing global regulatory climate, the Fund may be required to register under certain foreign laws and regulations, and need to engage distributors or other agents in certain
non-U.S. jurisdictions in order to market Units to potential investors. The effect of any future regulatory change on the Fund could be substantial and adverse. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulatory environment for private funds and capital markets is also evolving, and changes in the regulation of private funds, their managers and their trading activities and capital markets could negatively affect the ability of the Fund to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Fund.
The ability of the Fund to achieve its investment objectives, as well as its ability to conduct its operations, is based on laws and regulations which are subject to change through legislative, judicial or administrative action.
The ability of the Fund to achieve its investment objectives, as well as its ability to conduct its operations, is based on laws and regulations which are subject to change through legislative, judicial or administrative action. There have been significant legislative developments affecting the private investment fund industry and there continues to be discussion regarding enhancing governmental scrutiny and/or increasing the regulation of the private investment fund industry. It is difficult to determine what impact, if any, any increased regulatory scrutiny or initiatives will have on the private investment fund industry generally or on Carlyle, the Fund specifically. Future legislative, judicial or administrative action could adversely affect the
Fund’s ability to achieve its investment objective, as well as the ability of the Fund to conduct its operations.
The alternative asset management and financial services industries are subject to enhanced governmental scrutiny and/or increased regulation, and a number of legislative initiatives have been signed into law affecting alternative investment firms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a key feature of which is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve
Board”) to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the “FSOC”), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the
Federal Reserve Board (including capital, leverage and liquidity requirements) if the FSOC determines that such company is systemically important, in that its material financial distress or the riskiness of its activities could pose a threat to the financial stability of the United States. The Dodd-Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private investment funds, particularly large, highly leveraged funds. If regulations were to extend the regulatory and supervisory requirements, such as capital and liquidity standards currently applicable to banks, or the Fund were considered to be engaged in certain “shadow banking” activities, either in the United
States or in any other jurisdiction in which the Fund engages in investment activities, the regulatory and operating costs associated therewith could adversely impact the implementation of the Fund’s investment strategy and the Fund’s returns and may become prohibitive.

The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with certain private investment funds and hedge funds and other provisions that affect the private investment fund industry, either directly or indirectly. Included in the Dodd-Frank Act is the so-called Volcker Rule, which takes the form of Section 13 of the
Bank Holding Company Act of 1956, as amended. Among other things, the Volcker Rule (as amended by the Reform Act, as defined below, and together with its implementing regulations) generally prohibits any “banking entity” (generally defined as any insured depository institution, subject to certain exceptions including for depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets or significant trading assets and liabilities, any company that controls such an institution, a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law and any affiliate or subsidiary of the foregoing entities) from sponsoring or acquiring or retaining an ownership interest in a private investment fund or hedge fund that is not subject to the provisions of the 1940 Act in reliance upon either section 3(c)(1) or section 3(c)(7) of the 1940 Act, subject to certain exceptions. Prospective investors in the Fund that are banking entities should consult their bank regulatory counsel prior to making an investment.
Although the Investment Advisor is currently registered as an investment advisor under the Advisers Act, the enactment of these reforms and/or other similar legislation could nonetheless have an adverse effect on the private investment funds industry generally and on Carlyle and/or the Fund specifically, and may impede the Fund’s ability to effectively achieve its investment objectives. The Volcker Rule also authorizes the imposition of additional capital requirements and certain other quantitative limits on such activities engaged in by certain nonbank financial companies that have been determined to be systemically important by the FSOC and subject to supervision by the Federal Reserve Board (as discussed above), although such entities are not expressly prohibited from sponsoring or investing in such funds. Prospective investors in the Fund that are banking entities should consult their bank regulatory counsel prior to making an investment in the Fund. The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the private equity industry generally and/or on the Fund or Carlyle.
As an SEC-registered investment adviser under the Advisers Act, the Investment Advisor is required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Advisor and its affiliates to make regulatory filings with respect to the Fund and its activities under the Advisers Act (including, without limitation, Form ADV or Form PF)). Relatedly, Carlyle may be required to provide certain information regarding some of the investors in the Fund to regulatory agencies and bodies in order to comply with applicable laws and regulations, including the FCPA and FOIA. In light of the heightened regulatory environment in which the Fund and the Investment Advisor operate and the ever-increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time-consuming for the Fund, the
Investment Advisor and their affiliates to comply with such regulatory reporting and compliance-related obligations. For example, Form PF requires that the Investment Advisor report financial and other information regarding the Fund and its
Investments, and because the Fund could be required to bear the Fund’s expenses relating to compliance-related matters and regulatory filings, the Fund will bear the costs and expenses of initial and ongoing Form PF compliance applicable to the Fund, including costs and expenses of collecting and calculating data and the preparation of such reports and filings. Recently, the
SEC has adopted amendments to Form PF that are expected to increase the scope and frequency of reporting in connection with the Fund and its activities, including certain fund- and Investment-related events, which could further increase the costs and expenses associated therewith. Similarly, Rule 206(4)-1 under the Advisers Act, the “Marketing Rule,” which became fully effective in late 2022, modified the advertising rules that SEC-registered investment advisers are subject to, and among other things, enhanced certain disclosure and substantiation requirements. Any expenses incurred in connection with compliance with the Marketing Rule, including for marketing materials that are prepared for existing and/or prospective shareholders, shall be treated as Fund Expenses. In each case, such expenses and other compliance-related expenses borne by the Fund are likely to be material, including on a cumulative basis over the life of the Fund.
These changes and any further increases in the regulations applicable to private investment funds generally or the Fund and/or the Investment Advisor in particular, some of which are further described herein, may result in increased expenses, which may be material, associated with the Fund’s activities and additional resources of the Investment Advisor being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for the Shareholders and/or have an adverse effect on the ability of the Fund to effectively achieve its investment objective.
The Investment Advisor is subject to regulation by the SEC. In recent years, the SEC staff’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities, terms agreed to in side letters and similar arrangements with investors, consistency of firms’ practices with disclosures, handling of material non-
public information and insider trading, purported waivers or limitations of fiduciary duties and the existence of, and adherence to, policies and procedures with respect to conflicts of interest.

In May 2022, the SEC proposed amendments to rules and reporting forms to promote consistent, comparable, and reliable information for investors concerning investment advisers’ incorporation of environmental, social, and governance (ESG)
factors (the “ESG Proposed Rule”) which rules are not in final form and therefore cannot be determined as to how they may affect the Fund. The ESG Proposed Rule seeks to categorize certain types of ESG strategies broadly and require advisers to both provide census type data in Form ADV Part 1A and provide more specific disclosures in adviser brochures based on the
ESG strategies they pursue.
The SEC has also proposed numerous, and adopted certain, new and amended rules that would apply to market participants that Carlyle regularly interacts with, including with respect to broker-dealers’ execution of trades and clearance and settlement of trades. These rules could affect Carlyle’s business by making it more costly financially or burdensome for Carlyle to engage in certain business transactions. In addition, an amended SEC rule and subsequent guidance would, beginning in January 2025, prohibit broker dealers from providing price quotations for certain private debt security offerings unless information about the issuer of these securities is current and publicly available. This rule could affect Carlyle’s ability to trade in certain private debt securities.
In January 2024, the U.S. Corporate Transparency Act and its beneficial ownership information reporting requirements
(collectively, the “CTA”) became effective, requiring certain legal entities to report beneficial ownership information to the
U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”). On March 21, 2025, FinCEN issued an interim final rule (the “IFR”) which was published in the Federal Register on March 26, 2025. The IFR reduces the scope of the CTA’s reporting requirements to apply only to foreign entities registered to do business in a U.S. state or territory.
However, due to various ongoing litigation, regulatory, and legislative developments, the go-forward enforceability of the CTA and scope of the CTA’s reporting requirements are somewhat unclear. Nevertheless, the CTA or any other similar rules, including those imposed by U.S. states or other authorities, will likely impose increased compliance costs, regulatory obligations and reporting burdens on Carlyle and the Fund.
In September 2024, FinCEN issued a final rule that would require certain investment advisers and exempt reporting advisers to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”)
program, file certain reports, such as suspicious activity reports (“SARs”), with FinCEN and create and retain records regarding transfers of money (the “IA AML Rule”). On July 21, 2025, FinCEN announced its intention to delay the implementation of the
IA AML Rule until January 1, 2028 and to revisit the scope of both the IA AML Rule and a related proposed rule establishing customer identification program rule requirements for investment advisers. These types of AML/CFT rules, if and when they become effective, may impose substantial regulatory obligations related to AML/CFT on Carlyle’s investment advisory business, and may result in increased compliance costs and expenses borne by the Fund.
Any current or future proposed rulemakings or rule amendments by the SEC, if adopted, may result in material alterations to how Carlyle operates its business, as well as Carlyle’s implementation of the Fund’s investment strategy and there can be no assurance that such alterations will not have an adverse effect on Carlyle, the Investment Advisor, the General Partner, the
Fund, its Portfolio Companies and/or Shareholders. To the extent permitted under applicable regulation, the incremental costs of compliance by the Investment Advisor, the General Partner and/or the Fund with any new SEC rules, may be borne by the
Fund, which may be significant. In particular, any new rules could have a significant effect on registered investment advisers, including those to private funds, such as the Investment Advisor, and their operations, including increasing compliance burdens and associated regulatory costs; increasing litigation risk; reducing the ability to receive certain expense reimbursements in certain circumstances; increasing the risk of regulatory action, fines, penalties or public regulatory sanctions; increasing the cost and availability of reporting; and reducing the availability of service providers and counterparties and/or increasing the costs associated with obtaining and maintaining relationships with service providers and counterparties for the Investment Advisor and the Fund. Such changes may also result in modifications to Carlyle’s practices and risk appetite in respect of Carlyle’s investment programs and other operations, which for example, could negatively impact decision-making and Fund performance due to changes in indemnification standards. In addition, increased disclosure obligations are likely to result in the Investment
Advisor incurring higher costs if such new disclosure obligations require it to spend more time, hire additional personnel, or buy new technology to comply effectively. Further, new rulemaking could also increase the cost of insurance, specifically D&O and E&O insurance, or may even make such insurance coverage unavailable.
In addition, existing rules and future rule changes could increase Carlyle’s risk of exposure to additional regulatory scrutiny, litigation, censure and penalties for noncompliance or perceived noncompliance, which in turn would be expected to adversely (potentially materially) affect Carlyle and Carlyle’s reputation and to negatively impact Carlyle’s ability to conduct business.
Furthermore, various federal, state and local agencies have been examining the role of placement agents, finders and other similar service providers in the context of investment by public pension plans and other similar entities, including investigations and requests for information, and in connection therewith, new and/or proposed rules and regulations in this arena may increase the possibility that the General Partner and its affiliates may be exposed to claims and/or actions that could require a
Shareholder to withdraw from the Fund. Relatedly, Carlyle may be required to provide certain information regarding some of the investors in the Fund to regulatory agencies and bodies in order to comply with applicable laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”) and FOIA. In addition, as a publicly traded global alternative asset manager whose broad range of businesses includes the management of direct and secondary private investment funds, hedge funds, real estate funds, credit-oriented funds, and other private investment funds, as well as the provision of various financial advisory, restructuring and fund placement services, Carlyle is from time to time subject to litigation and claims relating to its businesses, as well as governmental and/or regulatory inquiries, investigations and/or proceedings. Certain litigation matters are disclosed in Carlyle’s public filings, which may be accessed through the website of the SEC (www.sec.gov) or Carlyle (http://
ir.carlyle.com/index.cfm), and are contained in materials made available through Carlyle’s online portal related to the Fund.
Anything disclosed in Carlyle’s public filings or made available to the Shareholders is incorporated herein by reference, to the extent applicable, including with respect to litigation, investigations, settlements and similar proceedings.
Finally, there is also growing regulatory interest, particularly in the U.S., UK and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers and issuers define and measure ESG performance, in order to allow investors to validate and better understand sustainability claims. Carlyle, the General Partner, its affiliates and/
or the Fund’s Portfolio Companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including, but not limited to, greenhouse gas emissions; climate change risks; diversity and inclusion; and human rights matters.
Impacts may include those connected with an entity’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships (the “Sustainability Disclosure Laws”).
Compliance with the Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage. Carlyle, the General Partner, its affiliates and/or the
Fund’s Portfolio Companies could become subject to additional regulation and/or risk of regulatory scrutiny in the future, and the General Partner cannot guarantee that its current approach (including the Carlyle ESG policy) or the Fund’s Investments will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement.
Compliance with new requirements may also lead to increased management burdens and costs.
Carlyle is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which it operates around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against Carlyle or its personnel. Moreover, the SEC has specifically focused on the private investment fund industry. Carlyle is regularly subject to examinations and requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which Carlyle routinely cooperates and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against
Carlyle or its personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm Carlyle and the Fund. While it is difficult to predict what impact, if any, the foregoing may have, there can be no assurance that any of the foregoing, whether applicable to Carlyle specifically or the underlying private investment funds in which the Fund invests generally, would not have a material adverse effect on the Fund and its ability to achieve its investment objectives.
The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the private investment fund industry generally and/or on Carlyle or the Fund, specifically. Therefore, there can be no assurance that any continued
regulatory scrutiny or initiatives will not have an adverse impact on Carlyle or otherwise impede the Fund’s activities. The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. For example, on May 24, 2018, the Economic Growth, Regulatory Relief and
Consumer Protection Act (the “Reform Act”) was signed into law. Among other regulatory changes, the Reform Act, together with implementing regulations adopted by U.S. federal regulatory agencies in July 2019, amends various sections of the Dodd-
Frank Act, including by modifying the Volcker Rule to exempt depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets or significant trading assets and liabilities. Also in
2019, U.S. federal regulatory agencies adopted certain targeted amendments to the Volcker Rule regulations to simplify and tailor certain compliance requirements relating to the Volcker Rule. In June 2020, U.S. federal regulatory agencies adopted certain clarifying amendments to the Volcker Rule’s restrictions on bank entities sponsoring and investing in certain covered hedge funds and private investment funds, including by adopting new exemptions that allow banking entities to sponsor and invest without limit in credit funds, venture capital funds, customer facilitation vehicles and family wealth management vehicles (the “Covered Fund Amendments”). The Covered Fund Amendments also loosen certain other restrictions on extraterritorial fund activities and direct parallel or co-investments made alongside covered funds. The Covered Fund
Amendments should therefore expand the ability of banking entities to invest in and sponsor private funds. The ultimate consequences of the Reform Act and such regulatory developments on the Fund and its activities remain uncertain, and the private investment fund industry may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership. Prospective investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on the Fund and its activities.
In addition, elements of organized labor and other representatives of labor unions have embarked on a campaign targeting private investment firms on a variety of matters of interest to organized labor. There can be no assurance that the foregoing will not have an adverse impact on Carlyle or the Fund or otherwise impede the Fund’s activities.
This increased political and regulatory scrutiny of the private investment fund industry has been particularly acute since the
2008-2009 global financial crisis. In addition to the U.S. legislation described above, other jurisdictions, including many
European jurisdictions, have proposed modernizing financial regulations that have called for, among other things, increased regulation of and disclosure with respect to, and possibly registration of, hedge funds and private investment funds. There is therefore a material risk that regulatory agencies in U.S., Europe, Asia, or elsewhere may adopt burdensome laws (including tax laws) or regulations, or changes in law or regulation, or in the interpretation or enforcement thereof, which are specifically targeted at the private investment fund industry, or other changes that could adversely affect private investment firms and the funds they sponsor, including the Fund.
Under current law, a substantial portion of any incentive allocation may be treated as short-term capital gain or ordinary income, each taxed at ordinary income rates for U.S. federal income tax purposes. Current law (or future legislation, including legislative proposals to tax all or substantially more incentive allocation at ordinary income rates for individuals with income over a certain threshold) could adversely affect employees or other individuals performing services for the Fund who hold direct or indirect units in the General Partner and benefit from Incentive Allocation, which could make it more difficult for
Carlyle and its affiliates to incentivize, attract and retain individuals to perform services for the Fund.
Increased reporting, registration and compliance requirements may divert the attention of personnel and the management teams of the General Partner, and may furthermore place the Fund at a competitive disadvantage to the extent that Carlyle is required to disclose sensitive business information.
In addition, as private investment fund firms and other alternative asset managers become more influential participants in the U.S. and global financial markets and economy generally, the private investment fund industry has recently been subject to criticism by some politicians, regulators and market commentators. The recent negative perception of the private investment fund industry in certain countries could make it harder for the Fund to successfully bid for and complete investments.
Prospective investors should note that the current political climate creates uncertainty with respect to legal, tax and regulatory regimes in which the Fund and its Portfolio Companies, as well as Carlyle and its affiliates, will operate. In addition to the proposed legislation described above, any significant changes in, among other things, economic policy (including with respect to interest rates), the regulation of the asset management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on the Fund and its Investments.
The current regulatory environment in the U.S. may be impacted by past and future presidential and other elections, as well as other legislative developments. In particular, on January 20, 2025, Donald J. Trump and JD Vance became the President and
Vice President of the United States, respectively, and the Republican Party came into control of the U.S. Congress. The nature, timing and economic effects of potential future changes to the current legal and regulatory framework affecting financial institutions under the Trump administration is highly uncertain. The full scope of the government’s executive, legislative and regulatory agenda is not yet fully known, though changes in U.S. policy resulting from the new administration could result in a number of changes to U.S. and non-U.S. economic, national security, fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in, among other things, economic policy (including with respect to interest rates, foreign trade and regulatory changes leading to greater availability of bank debt), the regulation of the asset management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on the
Fund and its Investments. None of the General Partner, the Fund or their respective affiliates can predict the ultimate impact of the foregoing on the Fund, its business and investments, or the private equity industry generally, and any prolonged uncertainty could also have an adverse impact on the Fund and its investment objectives. Future changes may adversely affect the Fund’s operating environment and therefore the Fund’s business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
Financial services institutions operate in a highly regulated environment and are subject to extensive legal and regulatory restrictions and limitations and to supervision, examination and enforcement by regulatory authorities.
Financial services institutions operate in a highly regulated environment and are subject to extensive legal and regulatory restrictions and limitations and to supervision, examination and enforcement by regulatory authorities. Failure to comply with any of these laws, rules or regulations, some of which are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties, fines, suspension or expulsion, and termination of deposit insurance, which may have material adverse effects. The regulations may require a financial services institution to meet specific capital adequacy guidelines or rules that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Compliance with capital requirements could limit the operations of financial services institutions. A change in such requirements, or the imposition of new rules affecting the scope, coverage, calculation or amount of such capital requirements, or a significant operating loss or any unusually large charge against capital may adversely affect the ability of a financial services institution to expand or maintain levels of business or to pay dividends.
Financial services institutions also may be subject to qualitative judgments by the regulators about interest rate risk, concentration of credit risk and other factors. Changes in laws, rules or regulations governing financial services institutions could adversely affect Portfolio Companies and thereby the Fund and returns to investors. The subsequent adoption of a law or regulation or a change of a law or regulation or of the interpretation thereof by a court or governmental authority could require the Fund to divest some or all of its investments under unfavorable market conditions. Further, investments in financial services companies often require the approval of various regulatory bodies and there is no guarantee that such approval will be obtained.
In the United States, the Dodd-Frank Act and subsequent financial regulatory reform legislation may impact the profitability of the companies in which the Fund invests and affect such companies’ activities and business practices, including their ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. Such companies may also be exposed to additional costs, including increased compliance costs. Other jurisdictions can be expected to have other financial laws, rules and regulations that may require the Fund to invest in a manner that may not be as advantageous as the manner of making investments that are not subject to such laws, rules and regulations. Consequently, such laws, rules and regulations may be materially adverse to the business, financial condition and results of operations of the financial companies in which the Fund invests. See also “—The ability of the Fund to achieve its investment objectives, as well as its ability to conduct its operations, is based on laws and regulations which are subject to change through legislative, judicial or administrative action” above.
In addition, in order to comply with banking laws, rules and regulations, the Fund may be required to invest in a manner that may not be as advantageous as the manner of making investments that are not subject to such laws, rules and regulations.
The acquisition by certain investors of more than 5% of any class of voting securities of the Fund thereof could subject such investors to regulatory requirements.
Domestic and foreign laws could limit the Fund’s ability to invest in certain entities or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions.
Current laws and regulations in various jurisdictions give heads of state and regulatory bodies the authority to block or impose conditions with respect to acquisitions of and investments in local entities by foreign persons if that acquisition or investment threatens to impair national or economic security. In addition, many jurisdictions restrict foreign investment in renewable energy by taking steps including, but not limited to, placing limitations on foreign equity investment, implementing investment screening or approval mechanisms, and restricting the employment of foreigners as key personnel. In addition, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons (“Foreign Ownership Laws”). These domestic and foreign laws could limit the Fund’s ability to invest in certain entities or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions.
The actions of the Committee on Foreign Investment in the United States (“CFIUS”), an inter-agency committee authorized to review transactions that could result in potential control of, or certain types of non-controlling investments in, a

U.S. business by a foreign person, may adversely impact the prospects of a Portfolio Company in the context of mergers with, or acquisitions or investments by, a foreign person. In some cases, investments by the Fund involving the acquisition of or investment in a U.S. business (including a U.S. branch or subsidiary of a company domiciled outside of the United States) may be subject to review and approval by CFIUS or any non-U.S. equivalents thereof. In the event that CFIUS or any non-U.S.
equivalents thereof reviews one or more investments or in the event that Foreign Ownership Laws or the outbound investment screening regime that is intended to regulate investment by U.S. persons into a “country of concern” relating to certain advanced technology sectors apply to a particular investment, there can be no assurance that the Fund will be able to maintain or proceed with such Investments on any terms, or on terms that are acceptable to Carlyle. CFIUS may recommend that the
U.S. President block such transactions, or CFIUS may impose conditions on such transactions, certain of which may materially and adversely affect the Fund’s ability to execute its investment strategy. Additionally, CFIUS or any non-U.S. equivalents thereof may seek to impose limitations on one or more such Investments that may prevent the Fund from maintaining or pursuing investment opportunities that the Fund otherwise would have maintained or pursued, which could adversely affect the performance of the Fund’s investment in such portfolio investments and thus the performance of the Fund. Legislation to reform CFIUS was signed into law by the U.S. President on August 13, 2018, and final regulations implementing this legislation were enacted in 2020. The legislation and its implementing regulations, among other things, expanded the scope of
CFIUS’ jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in U.S.
“critical infrastructure”, “critical technology” and “sensitive personal data” companies, including investments involving foreign limited partners that may be deemed “non-passive.”
The Fund’s investments may face delays, limitations, or restrictions as a result of notifications made under and/or compliance with these legal regimes and rapidly-changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, including in response to U.S. encouragement of other countries to impose CFIUS-like regulations on foreign investment in certain sectors and assets on national security grounds, which could have a corresponding effect of limiting the Fund’s ability to make investments in such countries. Following the
EU’s implementation of an EU-wide mechanism to co-ordinate the screening foreign investment on national security grounds across EU member states in October 2020, the majority of member states have now introduced foreign investment screening regimes which could impede, restrict, and/or delay the Fund’s investments with a nexus to the EU. In addition, in Australia, legislation passed in 2020 expands the criteria used to determine whether a transaction must be notified to the country’s Foreign
Investment Review Board and affords the government new call-in powers to review transactions that may pose a national security risk. In the United Kingdom, the National Security and Investment Act 2021 commenced on January 4, 2022, requiring mandatory notification for certain acquisitions in 17 strategic sectors and giving the UK government broad powers to review certain acquisitions in any economic sector. Other jurisdictions, particularly in the EU, such as the Netherlands, Ireland and
Belgium have recently established, or may in the future establish further restrictions and pose additional risk by enhancing governments’ powers to scrutinize, impose conditions on and potentially block mergers, acquisitions and other transactions.
Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for the Fund to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in a Portfolio
Company. As a result of such regimes, the Fund may incur significant delays and costs, be altogether prohibited from making a particular investment or impede or restrict syndication or sale of the Fund assets to certain buyers, all of which could adversely affect the Fund’s ability to meet its investment objectives. See also “—Impediments to M&A and private equity activities may adversely affect the Fund—India” below.
Governments have considerable discretion in implementing regulations that could impact a Portfolio Company’s business as well as the Fund’s return on investment with respect to such Portfolio Company.
It should be noted that government counterparties or agencies may have the discretion to change or increase regulation of a
Portfolio Company’s operations, or implement laws or regulations affecting the Portfolio Company’s operations, separate from any contractual rights it may have. A Portfolio Company or project also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by or from a Portfolio
Company or gains recognized by the Fund on its investment in such Portfolio Company, that could impact a Portfolio
Company’s business as well as the Fund’s return on investment with respect to such Portfolio Company. These same factors may limit the ability of Carlyle to source, diligence and execute new investments and to manage, finance and exit investments in the future, and governmental mitigation actions may constrain or alter existing financial, legal and regulatory frameworks in ways that are adverse to the investment strategy the Fund intends to pursue, all of which could adversely affect the Fund’s ability to fulfill its investment objectives.

Recent developments in the banking sector could adversely affect the Fund, its Investments or their respective financial performance.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, events in the U.S. and European banking sectors in recent years have caused uncertainty regarding the financial condition of various financial services companies, and fear of instability in the global financial system. Depositors and other customers of smaller and/or regional banks have experienced, and may continue to experience, significant challenges and uncertainty regarding access to banking products and services, including with respect to the availability of such customers’ deposits, lines of credit and other accounts and banking relationships. There is a risk that other financial institutions could undergo significant depositary outflows as a result of contagion disconnected from market fundamentals or for other reasons, and it is unclear what steps regulators would take, if any, in the event of further bank closures or continuing (or increasing) market distress. In addition, certain financial institutions, in particular smaller and/or regional banks or other financial institutions, have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions will withdraw in the future significant sums from their deposit accounts.
Should banks be closed by governmental authorities, or otherwise require government intervention, there is no assurance that the FDIC will guarantee uninsured depositors of such banks. Even without additional bank closures, uncertainty caused by bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on the banking system and financial markets generally. Developments may also have other implications for broader economic and monetary policy, including interest rate policy, and may impact the financial condition of banks and other financial institutions outside of the United States. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Fund, its Investments or their respective financial performance.
Any future bank failure would be expected to result in significant uncertainty as to whether the failed bank (under FDIC receivership or conservatorship), or any successor institution (such as a bridge bank or other acquirer) will be able or willing to honor new draw requests under their existing credit facilities in which they are the sole lender or a syndicate lender. There can be no guarantee that other financial institutions that have the capacity to provide replacement financing in a timely manner, if at all. Further, if any of the banks that hold the Fund’s deposits were to be placed in receivership by the FDIC or otherwise fail, the Fund may be unable to access such funds. In addition, if any parties with whom the Fund conducts business are unable to access deposited funds or other funds pursuant to lending arrangements with a troubled financial institution, such parties’
ability to pay their obligations to the Fund or to enter into new arrangements requiring additional payments to the Fund could be materially adversely affected.
There can be no assurances that the Fund or its Investments will establish banking relationships with multiple financial institutions, and the Fund and its Investments are expected to be subject to contractual obligations to maintain all or a portion of their respective assets (including deposits) with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction). For example, it could be a violation of such contractual obligations to establish or maintain banking products and services, including deposits, lines of credit and other accounts and banking relationships, at another bank. Any actions to establish a banking relationship with another bank in respect of an Investment or portfolio of
Investments could result in financial or other penalties that limit or dis-incentivize the Fund and its Investments from taking steps to establish banking relationships with multiple financial institutions. Further, a significant amount of commercial real estate financings are provided by smaller and/or regional banks or other financial institutions and it is not currently known whether, and to what extent, such banks and financial institutions will continue to provide comparable banking services.
In addition, some of the Fund’s Investments and/or transaction counterparties may bank with, or otherwise have exposure in the future to troubled financial institutions. To the extent any such parties’ operations are impacted by such banks or any other financial institution that may be closed by governmental authorities, placed into receivership or conservatorship, or otherwise or fail or require government intervention, their ability to conduct their business activities in the ordinary course may be significantly restricted. For example, Investments may be delayed or prevented from making any required payments under their own contractual obligations. Any such events, in turn, may impact the Fund’s operations.
For the foregoing reasons, there can be no assurances that conditions in the global financial markets will not worsen and/or adversely affect the Fund or one or more of its Investments or its overall performance.

Litigation and regulatory investigations could have an adverse impact on the Fund.
Carlyle engages in a broad variety of activities on a global basis in respect of its managed funds and Portfolio Companies.
These activities have subjected, and may in the future subject, Carlyle and its supervised persons to risks of becoming involved in litigation by third parties, including shareholder actions, or may subject Carlyle and its supervised persons to civil and criminal investigations or proceedings initiated by governmental authorities or other potential claims. It is difficult to determine what impact, if any, such litigation, investigations, proceedings or other claims may have on Carlyle, such supervised persons and the Fund. As a result, there can be no assurance that the foregoing will not have an adverse impact on Carlyle, or such supervised persons, or otherwise impede the Fund’s ability to effectively achieve its objectives. The regulatory environment for private funds and capital markets is also evolving, and changes in the regulation of private funds, their managers and their trading activities and capital markets could negatively affect the ability of the Fund to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Fund.
In the ordinary course of business, Carlyle is a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. Certain of these matters are described below. Carlyle is not currently able to reasonably estimate the possible amount of loss or range of loss, in excess of amounts accrued, for the matters that have not been resolved.
Carlyle does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect Carlyle in excess of amounts accrued.
The Fund faces risks relating to the provision of managerial assistance.
The General Partner will use reasonable best efforts to avoid having the assets of the Fund constitute “plan assets” of any plan subject to Title I of ERISA or Section 4975 of the Code and may, in this regard, elect to operate the Fund as a VCOC within the meaning of the regulations promulgated under ERISA. Operating the Fund as a VCOC would require that the Fund obtain rights to substantially participate in or influence the conduct of the management of a number of the Fund’s Portfolio
Companies. The Fund may designate a director to serve on the board of directors of one or more Portfolio Companies as to which it obtains such rights. The designation of directors and other measures contemplated could expose the assets of the Fund to claims by a Portfolio Company, its security holders and its creditors. While the General Partner intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded.
In the event the Fund is operated to qualify as a VCOC in order to avoid holding “plan assets” within the meaning of
ERISA, the Fund may be restricted or precluded from making certain investments. In addition, it could be necessary for the
General Partner to liquidate Investments at a disadvantageous time in order to avoid holding ERISA “plan assets” resulting in lower proceeds to the Fund than might have been the case without the need to qualify as a VCOC. No assurance can be given that the Fund will operate as a VCOC, in which case the Fund may decline to accept subscriptions from, or approve transfers of
Units to, certain investors in order to limit equity participation by benefit plan investors in the Fund to less than 25% of the value of each class of equity interests in the Fund within the meaning of ERISA. See also “—Performance-Based
Compensation.”
The Fund could be subject to risks arising from potential controlled group liability.
Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S.
Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.
A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Fund holds in one or more of its Portfolio Companies, the Fund itself cannot be considered part of an ERISA controlled group unless the Fund is considered to be a “trade or business.”
While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, in
2007 the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one U.S. Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the Fund’s level of involvement in the management of its
Portfolio Companies and the nature of any management fee arrangements.
If the Fund were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the investment by the Fund and/or its affiliates and other co-investors in a Portfolio Company and their respective ownership interests in the Portfolio Company, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the Portfolio Company could result in liability being incurred by the
Fund, with a resulting need for additional capital, the appropriation of Fund assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Fund assets. Moreover, regardless of whether or not the Fund were determined to be a trade or business for purposes of ERISA, a court might hold that one of the Fund’s Portfolio Companies could become jointly and severally liable for another Portfolio Company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
The General Partner may cause a Shareholder to withdraw from the Fund in whole or in part if the General Partner determines in its reasonable judgement that the continued participation of such Shareholder in the Fund would be detrimental to the Fund.
Pursuant to the Partnership Agreement, the General Partner may cause a Shareholder to withdraw from the Fund in whole or in part if the General Partner determines in its reasonable judgement that the continued participation of such Shareholder in the Fund would be detrimental to the Fund, e.g., such that the assets of the Fund would be reasonably likely to be characterized as assets of an employee benefit plan for purposes of Title I of ERISA or Section 4975 of the Code, causing the Fund or any
Partner to be reasonably likely to be subject to any requirement to register under the 1940 Act or without such withdrawal resulting in a significant delay, extraordinary expense or material adverse effect on the Fund or its affiliates, any Investment or any future Investment.
Shareholders are not afforded the protections of the 1940 Act.
Notwithstanding that Investment Advisor is registered as an investment advisor under the Advisers Act, and that the Fund may be considered similar in some ways to an investment company, the Fund is not required and does not intend to register as such under the 1940 Act and, accordingly, Shareholders are not afforded the protections of the 1940 Act.
Each prospective investor is strongly urged to consult its own legal advisors with respect the consequences under applicable regulatory regimes regarding banks and other financial institutions and investors therein of the purchase and ownership of Units in the Fund.
The General Partner will take such steps as it determines necessary to comply with anti-money laundering requirements.
In response to increased regulatory concerns with respect to the sources of funds and sources of wealth used in investments and other activities, and to meet obligations under applicable regulations, the General Partner may request Shareholders to provide additional documentation verifying, among other things, such Shareholders’ identity and source of funds used to purchase the Units. The General Partner may decline to accept a subscription on the basis of the information that is provided or if this information is not provided. Requests for documentation and additional information may be made at any time during which a Shareholders holds Units. The General Partner may be required (under, for example, the Bank Secrecy Act, as amended by Title III of the USA Patriot Act and the Corporate Transparency Act) to provide this information, or report the failure to comply with such requests, to appropriate governmental authorities, in certain circumstances without notifying the
Shareholders that the information has been provided. The General Partner will take such steps as it determines in its sole discretion are necessary to comply with applicable law, regulation, orders, directives or special measures. These steps may include prohibiting a Shareholder from making further contributions of capital to the Fund, depositing distributions or other funds or assets to which a Shareholder would otherwise be entitled to in an escrow account or causing the exclusion of a
Shareholder from the Fund.
Exact requirements in terms of documentation and other information to be provided will be communicated sufficiently in advance to prospective investors.
The Fund will also refuse the issue or transfer of Units if the person to whom the Units are to be issued or transferred fails to meet the criteria and/or provide all documentation and information recommended or prescribed by applicable anti-money laundering and so-called “Know-Your-Customer” laws, regulations and policies applicable to the Fund and the General Partner.
In addition, investors should note that in the event that they do not provide the required identification documents and for so long as the verifications are not satisfactory to the Fund and the General Partner, they will not be issued Units nor will their monies be accepted.
For the avoidance of doubt, depending on the manner in which the Fund offers Units, additional Organizational Expenses and/or Fund Expenses (including expenses in respect of administrators and related information management systems that are intended to collect information and documentation related to such anti-money laundering and “Know-Your-Customer” laws, regulations and policies) may be incurred in connection with such compliance. Carlyle may also determine to shift services for initial and ongoing monitoring and compliance of anti-money laundering, investor verification, or know-your-customer reviews from a third-party fund administrator or other similar service provider to Carlyle employees or a captive service provider (or vice versa). The Fund will bear the associated expenses in connection with such services regardless of whether Carlyle or a third-party service provider provides such services, provided that any fees paid to Carlyle for the provision of such services will not be greater than what would be paid to an unaffiliated third-party for substantially similar services as determined by Carlyle in good faith.
Additionally, AML/CFT rules as discussed above, if and when they become effective, may impose substantial regulatory obligations related to AML/CFT on Carlyle’s investment advisory business, and may result in increased compliance costs and expenses borne by the Fund.
Economic sanction laws in the United States and other jurisdictions may prohibit Carlyle, Carlyle’s professionals, and the Fund from transacting with or in certain countries and with certain individuals and companies.
Economic sanction laws in the United States and other jurisdictions may prohibit Carlyle, Carlyle’s professionals, and the
Fund from transacting with or in certain countries and with certain individuals and companies. For example, in the United
States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws,
Executive Orders and regulations establishing certain U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, sanctions evaders, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may restrict the Fund’s investment activities. Other jurisdictions maintain different and/or additional economic and trade sanctions. The investor acknowledges and agrees that should the investor be, or become (or is believed by the Fund or its duly authorized delegates or agents (including the administrator or affiliates) (“Fund
Agents”) to be or become) at any time while it owns or holds an interest in the Fund, (a) an individual or entity named on any sanctions list maintained by the United States, the EU or any of its member states, the United Kingdom (including as extended to the Cayman Islands by Orders in Council) or the Cayman Islands or any similar list maintained under applicable law or is otherwise subject to applicable sanctions (a “Sanctions Subject”) or (b) an entity owned or controlled directly or indirectly by a
Sanctions Subject, as determined by the Fund in its sole discretion, then (i) the Fund or Fund Agents may immediately and without notice to the investor cease any further dealings with the investor or freeze any dealings with the interests or accounts of the investor (e.g., by prohibiting payments by or to the investor or restricting or suspending dealings with the interests or accounts) or freeze the assets of the Fund (including interests or accounts of other subscribers who are not Sanctions Subjects), until the relevant person ceases to be a Sanctions Subject or a license is obtained under applicable law to continue such dealings
(a “Sanctioned Persons Event”), (ii) the Fund and Fund Agents may be required to report such action or failure to comply with information requests and to disclose the investor's identity (and/or the identity of the investor's beneficial owners and control persons) to OFAC, HM Treasury, the Cayman Islands Monetary Authority, the Cayman Islands Financial Reporting Authority,
or other applicable governmental or regulatory authorities (without notifying the investor that such information has been so provided) and (iii) the Fund and its Fund Agents have no liability whatsoever for any liabilities, costs, expenses, damages and/
or losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of revenue, loss of reputation and all interest, penalties and legal costs and all other professional costs and expenses) incurred by the investor as a result of a Sanctioned Persons Event. See also “—Ongoing armed conflicts, such as between Russia and Ukraine and Israel and Hamas, including recent escalations of the conflict in the Middle East and Southwest Asia, and continued and escalating political unrest in various other countries around the globe may have a material adverse impact on us and our portfolio companies” above.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. Carlyle, Carlyle professionals and the Fund are committed to complying with the FCPA and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Fund may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Fund to act successfully on investment opportunities and for Portfolio Companies to obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has continued to broadly enforce the UK Bribery Act of 2010 (“UK Bribery Act”). While Carlyle
has developed and implemented policies and procedures designed to ensure strict compliance by Carlyle and its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of
Carlyle’s policies and procedures, affiliates of Portfolio Companies, particularly in cases where the Fund or another Carlyle sponsored fund or vehicle does not control such Portfolio Company, may engage in activities that could result in FCPA violations. Any determination that Carlyle has violated the FCPA, the UK Bribery Act or other potentially applicable anti-
corruption laws or anti-bribery laws could subject Carlyle to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect Carlyle’s business prospects and/or financial position, as well as the Fund’s ability to achieve its investment objective and/or conduct its operations. The Fund may incur costs and expenses associated with engaging external counsel or other third-party consultants or professionals in connection with inquiries or investigations relating to FCPA or other applicable anti-corruption laws or anti-bribery laws.
The U.K. Criminal Finances Act 2017 introduced a corporate offense of failure which could impact the Fund and its
Investments.
The U.K. Criminal Finances Act 2017 introduced a corporate offense of failure to prevent the criminal facilitation of tax evasion, the commission of which can result in the imposition of unlimited financial penalties. The offense can be committed by bodies corporate and partnerships, wherever incorporated or formed, and could therefore impact the Fund and its investments. The offense is committed when an associated person of the body corporate or partnership commits criminal facilitation of tax evasion when acting in the capacity of an associated person. The offense is wide in scope and catches facilitation of non-U.K. tax evasion as well as U.K. tax evasion. It is a complete defense if the body corporate or partnership has in place reasonable procedures designed to prevent persons associated with it from committing tax evasion facilitation offenses.
The Fund is in the process of determining any additional procedures, if any, to be put in place in a reasonable timeframe to avail itself of this defense.
Laws and regulations related to privacy, data protection and information security could increase costs, and a failure to comply with applicable laws and regulations could result in fines, sanctions or other penalties.
Laws and regulations related to privacy, data protection and information security could increase costs, and a failure to comply with applicable laws and regulations could result in fines, sanctions or other penalties. The Fund and its Portfolio
Companies are subject to regulations related to privacy, data protection and information security in jurisdictions in which they conduct business. As these regulations are implemented, interpreted and applied, compliance costs may increase.
Legislators and regulators around the world identify data security and privacy as top priorities. As a result, the Fund and its
Portfolio Companies will be subject to an increasing variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other confidential data. The global legal frameworks for privacy, data protection, and data transfers are rapidly evolving and are likely to remain uncertain for the foreseeable future. Certain activities of the Fund and its Portfolio Companies may be subject to the GDPR, U.S. state privacy laws, the Cayman Islands Data Protection Act, the
UK Data Protection Act (“UK DPA”), the Personal Information Protection Law (the “PIPL”), and other existing and developing laws and regulations.
For example, the SEC has proposed multiple rules and finalized certain rules regarding cybersecurity that would require registered investment advisers, registered funds and broker dealers to implement written policies and procedures designed to address cybersecurity risks, report material cybersecurity incidents to the SEC using a proposed form and within a prescribed time period, and keep enumerated cybersecurity-related books and records. In light of these proposed and final rules and the focus of federal regulators on cybersecurity generally in recent years, Carlyle expects increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Division Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, proper configuration of network storage devices, information security governance, and policies and procedures related to retail trading information security. Although Carlyle maintains cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that Carlyle believes are compliant but the SEC deems otherwise. In addition, many jurisdictions in which Carlyle operates have other laws and regulations relating to data privacy, cybersecurity, data transfers, data localization and protection of personal information.

Carlyle’s use of AI Technologies could also subject Carlyle to additional cybersecurity risks and data protection obligations as well as regulatory scrutiny. See “—Risk related to artificial intelligence technologies” herein. Any regulatory investigation into compliance with these laws and regulations would be costly and could lead to significant fines, service interruption, loss of licensure and other harms to Carlyle as well as affecting the Fund’s ability to achieve its investment objective and/or conduct its operations.
Also in the United States, federal privacy legislation is being considered by Congress and may lead to significant new obligations for the Fund and its Portfolio Companies. In the interim, a number of state laws are being passed, such as the
California Consumer Privacy Act (“CCPA”), which took effect in January 2020. The CCPA provides for enhanced consumer protections for California residents, a private right of action for certain data breaches that is expected to increase related litigation, and statutory fines for CCPA violations. In addition, the CCPA requires covered companies to provide new disclosures to California residents and provides such residents new ways to opt-out of certain sales of personal information.
California voters also approved the California Privacy Rights Act (“CPRA”) in November 2020. Effective starting on January
1, 2023, the CPRA made significant modifications to the CCPA, including by expanding rights with respect to certain sensitive personal information and creating a new state agency for enforcing the CCPA. Unless and until a federal privacy law that preempts state laws is enacted, states will continue to shape the data privacy environment nationally. Several other U.S. states, including Virginia, Colorado, Connecticut and Utah, enacted privacy laws in 2023 and many other proposals exist in states across the U.S. that could increase potential liability, increase compliance costs, and affect the ability to process personal information integral to the Fund and its Portfolio Companies. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring modifications of data practices and policies and incurring substantial additional compliance costs for the Fund and its Portfolio Companies.
Meanwhile, in Europe, the GDPR establishes requirements applicable to the processing of personal data in the European
Economic Area (“EEA”), affords data protection rights to individuals, and imposes penalties for serious data breaches. The
UK’s exit from the EU led to further legislative changes and reduces clarity as to the future burden of transferring data from the
EEA to the UK. Please also see “—Risks related to the UK’s withdrawal from the EU” herein. In addition, the EEA and U.S.
governments finalized a framework for trans-Atlantic data transfers that is limited in its application to financial institutions, requiring ongoing data transfer risk assessments and intercompany data transfer agreements. These updates and any future updates to data transfer rules may require the Fund and its Portfolio Companies to expend significant resources to update contractual arrangements and to comply with such obligations. The Fund and its Portfolio Companies may experience additional costs to comply with these changes, and the Fund and its Portfolio Companies face the potential for regulators in the
EEA to apply different standards to the transfer of personal data from the EEA to the United States and other non-EEA countries. The UK and EEA are considering or have enacted a variety of other laws and regulations such as the Digital
Operational Resilience Act (EEA), Online Safety Act (UK), and the Artificial Intelligence Act (EEA), all of which could have a material impact on the Fund’s and its Portfolio Companies’ ability to operate. Carlyle cannot predict how these data protection laws or regulations may develop.
China continues to strengthen its protections of personal information and tighten control over cross-border data transfers with the implementation of the Cybersecurity Law (“CSL”), Data Security Law (the “DSL”), the PIPL, and the Espionage Act.
These laws may affect the business of the Fund and its Portfolio Companies in the following ways. First, the Fund and its
Portfolio Companies may be subject to these laws when conducting business and processing personal information or other data in China. Second, these laws may apply extra-territorially to the processing of personal information and other data originating in China when conducted by the Fund and its Portfolio Companies outside of China. Third, these laws may impose new regulations on cross-border data transfers and transfers to third-party vendors conducted by the Fund and its Portfolio
Companies. The PIPL imposes several conditions that limit certain cross border transfer of personal information of Chinese residents, while the DSL restricts transfer of “important data” outside of China. The scope of “important data” remains unclear but may include certain data collected and/or generated by the Fund and its Portfolio Companies in China, in which case these restrictions could harm the Fund and its Portfolio Companies that rely on the ability to freely transfer data outside China.
Finally, the Fund and its Portfolio Companies may be contractually bound by certain compliance obligations that lead to increased costs when dealing with counterparties in China as a result of these laws.
Many other jurisdictions where the Fund and its Portfolio Companies may conduct business have or are considering privacy and data protection laws and regulations that are more restrictive than those in the United States, for example, the Hong
Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act, and the Brazilian Bank Secrecy Law. Global laws in this area are rapidly increasing in the scope and depth of their requirements, which are often extra-territorial in nature, and global regulators are seeking to enforce their countries’ laws outside of their borders. In addition, the Fund frequently has added privacy compliance requirements as a result of its contractual obligations with counterparties. These legal and contractual obligations heighten the Fund’s privacy obligations and costs in the ordinary course of conducting our business in the U.S. and internationally.

Complying with various existing, proposed, or yet to be proposed laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require the Fund and its Portfolio Companies to make changes to their services to enable them to meet new legal requirements, incur substantial operational costs, modify their data practices and policies, and restrict their business operations. Any actual or perceived failure to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, costs for remediation, and other liabilities. The costs of the Fund’s compliance with, and other burdens imposed by, the GDPR, the UK DPA, CCPA, PIPL and other applicable data protection laws will be borne (whether directly or indirectly) by investors in the Fund, and may, therefore, affect any returns that would otherwise be available to investors in the Fund.
Any failure to comply with applicable privacy and data protection related obligations may result in significant liability, which could have an adverse effect on investors in the Fund. Under some such privacy and data protection laws, it is an offense not to notify the appropriate regulator of a security breach of personal data, or not to notify the data subjects affected by the breach. Certain violations of data protection laws may result in significant penalties. For example, under GDPR, administrative fines of up to 20,000,000 Euro, or in the case of an undertaking, up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be assessed. A determination by the Chinese government that the Fund or one of its Portfolio Companies have violated privacy and data protection laws could result in a variety of penalties, including fines of up to 5% of global revenues, warnings, disgorgement, suspension of business activities or licenses, shutting down websites or applications that collect sensitive information, and revocation of business licenses or relevant permits. Further,
Carlyle may not be able to accurately anticipate the ways in which regulators and courts will apply or interpret such privacy and data protection laws and if such laws are implemented or applied in a manner inconsistent with Carlyle’s expectations, it may result in Carlyle’s business practices changing in a manner that adversely impacts the Fund. Further legislative evolution is expected in the field of privacy and data protection and the costs of monitoring and addressing such changes may increase the compliance burden of the Fund and its Portfolio Companies, and thus adversely affect the Fund.
Prospective investors should note that it is expected that they will provide personal data (which may include special categories of personal data as defined for the purposes of the GDPR, UK DPA, PIPL and other laws), as part of their subscription to the Fund and in their interactions with the Fund, its affiliates, and/or delegates.
The Fund has prepared investor privacy statements (the “Carlyle Group Safeguarding Privacy Notice” and the “Carlyle
Group Investor Privacy Notice”) provided concurrently with its private placement memorandum and/or made available through
Carlyle’s online portal related to the Fund.
The Fund has prepared a privacy statement (the “Carlyle Privacy Notice”) provided concurrently with its private placement memorandum and/or made available through Carlyle’s online portal related to the Fund.
Risks related to handling of mail.
Mail addressed to the Fund and received at its registered office will be forwarded unopened to the forwarding address supplied by the Fund. None of the Fund, the General Partner, the Investment Advisor, their respective affiliates or any of its or their directors, officers, advisors or service providers (including the organization which provides registered office services
Delaware) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.
Risks related to “bad actor” restrictions for private placements conducted under Rule 506 of Regulation D.
Regulation D under the 1933 Act bars issuers deemed to be “bad actors” from relying on the exemption from registration under the 1933 Act provided by Rule 506 of Regulation D (“Rule 506”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, its affiliates, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (a) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security, false filings with the SEC or arising out of the conduct of certain financial services businesses; (b) final orders from the CFTC, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (c) SEC disciplinary orders relating to investment advisors, brokers, dealers and their associated persons; (d) SEC cease and desist orders relating to violations of certain anti-fraud provisions and registration requirements of the federal securities laws; (e) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member; and (f) U.S. Postal Service false representation orders. A disqualification occurs only in the case of a disqualifying event of a covered person that occurred or occurs on or after September 23, 2013, although issuers must disclose to potential investors in an offering pursuant to Rule 506 disqualifying events of covered persons that occurred before
September 23, 2013. Rule 506 provides an exception from disqualification if the issuer can show that it did not know and, in the exercise of reasonable care could not have known, that the issuer or any other covered person was subject to a disqualifying event, although an issuer will not be able to establish that it has exercised reasonable care unless it has made, in light of the circumstances, factual inquiry into whether any disqualifications exist.
In connection with the Private Offering, Carlyle and the General Partner will make inquiries into whether any persons that either Carlyle or the General Partner has determined to be covered persons of the Fund have been subject to any disqualifying events. In some circumstances, however, Carlyle’s or the General Partner’s ability to determine whether the Fund would be disqualified from relying on Rule 506 will depend on the cooperation of parties over whom Carlyle or the General Partner has limited control and influence. If any of the Fund’s covered persons, including any such covered person affiliated with Carlyle or the General Partner, is subject to a disqualifying event, the Fund could lose the ability to raise capital in a future offerings in reliance on Rule 506 for a significant period of time and the Fund’s business, financial condition and results of operations could be materially and adversely affected.
Each investor may be required to represent that neither it nor any of its beneficial owners is subject to a disqualifying event. In addition, if at any time a Shareholder is or becomes subject to a disqualifying event (or fails to provide information requested by the General Partner to determine whether such Shareholder is subject to any such event) that could result in disqualification of the Fund’s use of the Rule 506 exemption under the 1933 Act, as determined in good faith by the General
Partner, at any time on or prior to the final admission of Shareholders, then the portion of such Shareholder’s interest in the
Fund in excess of 19.99% of the aggregate voting interests of the Fund will be converted to a non-voting interest, and such non-
voting interest will not be included for purposes of calculating any vote, approval or consent of the Shareholders under the
Partnership Agreement.
Registration under the U.S. Commodity Exchange Act.
Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator,”
reliance on an alternative exemption (including in the event that any exemption or no-action relief upon which the Fund is currently relying is modified, rescinded or otherwise no longer available), or any change in the Fund’s, the General Partner’s, the Investment Advisor’s or their affiliates’ operations (including, without limitation, any change that causes the General
Partner, the Investment Advisor or their principals to be subject to certain specified covered statutory disqualifications)
necessary to maintain the General Partner’s or the Investment Advisor’s ability to rely upon an exemption or other relief from registration as a CPO with respect to the Fund could adversely affect the Fund’s ability to implement its investment program, conduct its operations and/or achieve its objectives and subject the Fund to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the General Partner and/or the Investment Advisor to cease or to limit holding or investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on the Fund’s ability to implement its investment objectives and to hedge risks associated with its operations.
RISKS RELATED TO TAXATION
Tax-exempt and non-U.S. investors may be subject to U.S. tax.
Certain Investments may generate income that is effectively connected with the conduct of a U.S. trade or business (“ECI”)
that would be taxable to non-U.S. investors, and/or generate unrelated business taxable income (“UBTI”) that would be taxable to certain tax-exempt investors. Such Investments may also give rise to U.S. tax reporting and payment obligations for tax-
exempt or non-U.S. investors in the Fund. The General Partner intends to structure certain Investments expected to generate
ECI and/or UBTI through one or more corporations for U.S. federal income tax purposes (“Corporations”) that would allow investors to mitigate or avoid reporting of ECI (other than certain income treated as ECI from the disposition of a United States real property interest under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”)) or UBTI (other than debt-
financed UBTI).
While it is not generally anticipated that the Fund will incur long-term leverage, tax-exempt investors should note that the use of leverage by the Fund may potentially create UBTI. Non-U.S. investors and U.S. tax-exempt investors may wish to consider investing through the Feeder, which invests in the Fund through a non-U.S. Corporation. Such non-U.S. Corporation will generally be subject to U.S. federal income tax on any ECI (including FIRPTA) and U.S. federal withholding tax on any
U.S. source dividends. Non-U.S. investors and U.S. tax-exempt investors who wish to avoid the incurrence of any direct UBTI or FIRPTA should consider investing in the Fund through the Feeder, and should consult their own tax advisors regarding the foregoing.
There can be no assurance that the structure of the Fund or of any Investment will be tax efficient to any particular
Shareholder.
Investors should be aware that the Fund may be open to investment by many different types of investors. There can be no assurance that the structure of the Fund or of any Investment will be tax efficient to any particular Shareholder, particularly given that Carlyle will not consider the tax efficiency of any investment or investment structure for the Fund or its
Shareholders. Carlyle will endeavor to make decisions regarding the structuring of Investments by considering the interests of the Fund as a whole. Investments made by the Fund may be made through intermediate vehicles or other entities for tax, regulatory or securities reasons. However, no assurance is given that such structuring will be suitable for all investors in the
Fund, and, in certain circumstances, such structures may lead to additional costs and/or reporting obligations for some or all of the investors in the Fund.
Investors are urged to consult their own tax advisors with reference to their specific tax situations, including any applicable
U.S. federal, state or local or non-U.S. taxes and, in the case of U.S. tax-exempt investors, other investors subject to special rules under applicable tax laws and investors in a jurisdiction other than the United States, with reference to any special issues that investment in the Fund may raise for such investors.
Publicly Traded Partnership.
Each of the Fund and the Feeder intend to operate in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes. The tax rules governing partnerships and publicly traded partnerships are complex and subject to change.
Given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities the Fund is undertaking and the possibility of future changes in its circumstances, it is possible that the Fund and/or the Feeder will not so qualify for any particular year. If the Fund or the Feeder were treated as a corporation for U.S. federal income tax purposes, material adverse U.S. federal income tax consequences could result for Shareholders.
The Fund may generate taxable income in excess of cash distributions to Shareholders and no assurance can be given that the Fund will make cash distributions to cover such tax liabilities as they arise.
Each U.S. Shareholder will be, and a non-U.S. Shareholder may be, required to take into account its distributive share of all items of partnership income, gain, loss, deduction and credit, whether or not distributed. Because of the nature of the Fund’s investment activities, the Fund may generate taxable income in excess of cash distributions to Shareholders and no assurance can be given that the Fund will make cash distributions to cover such tax liabilities as they arise. Accordingly, each Shareholder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities resulting from such Shareholder’s ownership of Units in the Fund.
Investors should consult their own tax advisors regarding all aspects of the partnership audit legislation as it affects their particular circumstances.
U.S. federal income tax audits of partnerships are conducted at the partnership level and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties)
will be payable by the partnership. Under an elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If the Fund does not or is not able to make such an election, then (1) the then current Shareholders of the Fund, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had the Fund elected the alternative procedure, and (2) a given Shareholder may indirectly bear taxes attributable to income allocable to other Shareholders or former Shareholders, including taxes (as well as interest and penalties) with respect to periods prior to such Shareholder’s ownership of Units.
Amounts available for distribution to the Shareholders may be reduced as a result of the Fund’s obligations to pay any taxes associated with an adjustment. While no assurances can be given, the General Partner generally intends to seek to ensure that this legislation does not materially modify the allocation of tax costs among Shareholders. Accordingly, it is generally expected that the Fund will follow the elective alternative procedure in the rules (to the extent available and efficient) to avoid entity-
level liability and to instead cause each Partner and any former Shareholders to bear their own taxes. In addition, if any taxes
(including any interest and penalties) are borne directly by a partnership in which the Fund invests, the General Partner generally intends to appropriately allocate the burden of such taxes among the Shareholders and any former Shareholders.

Nonetheless, there can be no assurance that the Fund will be eligible to make an election under the alternative procedure or that it will, in fact, make such an election for any given adjustment. Investors should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.
Certain payments made to the Fund or by the Fund may be subject to a U.S. withholding tax, which would reduce the cash available to investors in the Fund.
Under the Foreign Account Tax Compliance (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”) must comply with a complicated and expansive reporting regime or be subject to a 30% U.S. withholding tax on certain U.S. payments and non-U.S. entities which are not FFIs must either certify they have no substantial U.S.
beneficial ownership or report certain information with respect to their substantial U.S. beneficial ownership or be subject to a
30% U.S. withholding tax on certain U.S. payments. FATCA also contains complex provisions requiring participating FFIs to withhold on certain “foreign passthru payments” made to non-participating FFIs and to holders that fail to provide the required information. The definition of a “foreign passthru payment” is still reserved under current regulations, however the term generally refers to payments that are from non-U.S. sources but that are “attributable to” certain U.S. payments described above. Under proposed regulations on which taxpayers may rely, withholding on these payments is not set to apply before the date that is two years after the date of publication of final U.S. Treasury regulations that define “foreign passthru payments” are published. In general, non-U.S. investment funds are expected to be considered FFIs. The reporting obligations imposed under
FATCA require FFIs to enter into agreements with the Internal Revenue Service (the “IRS”) to obtain and disclose information about certain investors to the IRS, or, if subject to an intergovernmental agreement (“IGA”), register with the IRS. IGAs are generally intended to result in the automatic exchange of tax information through reporting by an FFI to the government or tax authorities of the country in which such FFI is domiciled, followed by the automatic exchange of the reported information with the IRS. The Fund intends to comply, to the extent reasonably practicable, with the preceding reporting requirements to avoid the imposition of the U.S. withholding tax, but in the event that it is unable to do so (because, for example, investors in the
Fund fail to provide the Fund with the required information), certain payments made to the Fund or by the Fund may be subject to a U.S. withholding tax, which would reduce the cash available to investors in the Fund. Further, these reporting requirements may apply to underlying entities in which the Fund invests, and the Fund may not have control over whether such entities comply with the reporting regime. Such withheld amounts that are allocable to a Shareholder may, in accordance with the
Partnership Agreement, be deemed to have been distributed to such Shareholder to the extent the taxes reduce the amount otherwise distributable to such Shareholder. Investors should consult their own tax advisors regarding all aspects of FATCA as it affects their particular circumstances.
No assurance can be given that the currently anticipated income tax treatment of an investment in the Fund will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the
Shareholders.
All statements contained in this report concerning the U.S. federal income tax consequences of any investment in the Fund are based upon existing law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated income tax treatment of an investment in the Fund will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the Shareholders. Legislation has been proposed that includes, among other changes, increases in the corporate and capital gains rates and an overhaul of the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. On July 4, 2025, President Trump signed into law the “One
Big Beautiful Bill Act” (the “OBBBA”) which includes several new provisions (and other amendments) to the Code. The impact of the OBBBA and any other potential tax changes on an investment in the Funds is uncertain. Additionally, tax authorities in jurisdictions where the Fund maintains Investments may increase or materially change their tax codes so as to materially increase the tax burden associated with an investment in the Fund or to force or attempt to force increased disclosure from or about the Fund and/or its Shareholders as to the identity of all persons having a direct or indirect interest in the Fund.
Such additional disclosure may take the form of additional filing requirements on Shareholders.
The impact of any potential tax changes on an investment in the Fund is uncertain.
The impact of any potential tax changes on an investment in the Fund is uncertain. Investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in the Fund.

The Fund will not seek rulings from the IRS with respect to any of the U.S. federal income tax considerations discussed in this report.
The Fund will not seek rulings from the IRS with respect to any of the U.S. federal income tax considerations discussed in this report. Thus, positions to be taken by the IRS as to tax consequences could differ from positions taken by the Fund. For example, the IRS may audit the Fund and challenge any of the positions taken in regard to its formation, its Investments or operations, and such audit may result in an audit of a Partner’s own tax returns and possibly adjustments to the tax liability reflected thereon.
The Fund, the Intermediate Entities through which the Fund invests, or the Shareholders may be subject to income, capital gains or other tax in jurisdictions in which the Fund invests or carries on activities.
The Fund, the Intermediate Entities through which the Fund invests, or the Shareholders may be subject to income, capital gains or other tax in jurisdictions in which the Fund invests or carries on activities. Moreover, withholding tax or branch profits tax may be imposed on earnings of the Fund from Investments in such jurisdictions. In addition, local tax incurred in such jurisdictions by the Fund or vehicles through which it invests may not be creditable to or deductible by the Shareholders in their respective jurisdictions, including the United States.
In general, the manner in which the Fund and its income is subject to taxation in the various countries in which the Fund or its subsidiaries may conduct investment activities depends on whether the Fund is treated as having a permanent establishment or taxable presence in the particular country. Although the General Partner considers the tax implications on the Fund of each
Investment and endeavors, to the extent consistent with achieving its management and investment objectives, to conduct the
Fund’s affairs with respect to each such jurisdiction in such a way so as to attempt to avoid being deemed or treated, for tax purposes in such jurisdiction, as either having a permanent establishment or taxable presence or carrying on a trade, profession or business in such jurisdiction, which might result in significant taxation, no assurance can be provided in this regard. Taxes paid or withheld by the Fund that, in the General Partner’s sole discretion, are allocable to a Shareholder may be deemed to have been distributed to such Shareholder. In addition, Shareholders should note that the General Partner may enter into agreements with certain tax jurisdictions relating to the taxation of the Investments including agreements providing for a composite rate of withholding or other tax applicable to an Investment. It is possible that such an arrangement could result in some Shareholders being allocated more tax than they otherwise would in the absence of such an agreement (for example a
Shareholder that may be entitled to a lower tax rate pursuant to an applicable tax treaty).
In certain situations, the Fund may hold Investments through entities organized outside the United States that are treated as corporations for U.S. federal income tax purposes. Shareholders may be subject to special rules applicable to “controlled foreign corporations” or “passive foreign investment companies” with respect to Investments made through such entities.
There are limitations on deduction of business interest.
Deductions for business interest expense are disallowed (even if paid to third parties) in excess of the sum of a U.S.
taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, depreciation, amortization, net operating losses or the pass-
through income deduction. Business interest includes any interest on indebtedness related to a trade or business, but excludes investment interest, to which separate limitations apply.
Tax legislation may adversely affect Carlyle’s ability to recruit, retain and motivate its professionals.
Carlyle’s ability to achieve the investment objectives of the Fund depends to a substantial degree on its ability to retain and motivate its investment professionals and other key personnel, and to recruit talented new personnel. Carlyle’s ability to recruit, retain and motivate its professionals is dependent on its ability to offer highly attractive incentive compensation. Current law requires an investment to be held for at least three years in order for the carried interest related to such investment to be treated as capital gains for U.S. federal income tax purposes.
Further, Congress has previously considered legislation that would subject “carried interest” and gain on the sale of investment services partnership interests to higher rates of U.S. federal income tax than under current law. Enactment of any such legislation could cause Carlyle’s investment professionals to incur a material increase in their tax liability with respect to their entitlement to “carried interest.” This might make it more difficult for Carlyle to incentivize, attract and retain these professionals, which may have an adverse effect on Carlyle’s ability to achieve the investment objectives of the Fund.

Non-U.S. tax changes could occur that may adversely affect the Fund and the Shareholders.
Non-U.S. tax changes could occur that may adversely affect the Fund and the Shareholders. For example, various tax measures (including the base erosion and profit sharing (“BEPS”) initiative of the Organization for Economic Co-operation and
Development (“OECD”)/G20 in order to reduce perceived abusive global tax avoidance) currently under consideration by a wide range of jurisdictions (including but not limited to those in Europe) could result in changes to one or more domestic tax systems and/or international tax arrangements that could affect the Fund, as well as investments in underlying entities. These changes may include changes in tax rates, limits on the deductibility or value of expenses or on carry forward losses, other increases in the taxable income base, expansion of the definition of what constitutes a permanent establishment, limits on the availability of benefits under tax treaties and broad-based domestic and international corporate tax reform. In addition to such national implementation (e.g., pursuant to BEPS), the European Council has adopted Council has adopted two Anti-Tax
Avoidance Directives that intended to address many of the aforementioned issues as well. The application of these rules may have material impacts on the tax, reporting and disclosure obligations on investors, and may result in Carlyle implementing strategies which may not be optimal for an investor. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have an adverse effect on the structure.
The Fund may incur significant incremental tax through the use of Intermediate Entities.
The General Partner intends to cause the Fund to hold certain investments directly or indirectly through Intermediate
Entities (including Lower Funds and Corporations. In particular, significant amounts of the assets of the Fund are expected to be held through one or more Corporations that are expected to be subject to U.S. corporate federal (and applicable state and local) income tax (including, in order to streamline tax reporting to investors, U.S. Corporations which hold interests in investments which would not timely provide tax reporting or which may consist of interests in certain foreign corporations subject to the passive foreign income company rules). Significant incremental tax may be incurred from the use of such
Corporations. The Management Fee and Incentive Allocation may be paid or allocated, as applicable, in whole or in part, at the level of the Fund, any Lower Funds or any other such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation or taxes paid by the Corporation during the applicable period.
CERTAIN RISKS RELATED TO INVESTMENTS IN ASIA
Risks related to global developments and their impact on Asian economies.
Many countries in Asia are heavily dependent upon international trade, and the United States and Europe remain important export markets for many economies in the region. Consequently, countries in the region may be adversely impacted by economic and political developments in other parts of the world, particularly in the case of significant contractions and weakening in demand in primary export markets or enactment of trade barriers, exchange controls, managed adjustments in relative currency values and other protectionist measures imposed or negotiated by key trading partners. The global financial crisis in 2009 caused significant dislocations, illiquidity (including the imposition of trade tariffs) and volatility in the wider global credit and financial markets, including markets in Asia. Equity, debt, lending and other financial markets experienced significant volatility in relation to COVID-19 and its effects, and, there can be no certainty that economies in the region will not be impacted by future shocks to the global economy.
While the General Partner expects that the current environment will yield attractive investment opportunities for the Fund, there can be no assurances that conditions globally will not worsen and/or adversely affect one or more of the Fund’s Portfolio
Companies, its access to capital or leverage or key markets, or its overall performance. The Fund’s investment strategy and the availability of opportunities satisfying the Fund’s risk-adjusted return parameters relies in part on the continuation of certain trends and conditions observed in the financial markets and in some cases the improvement of such conditions. Trends and historical events do not imply, forecast or predict future events and, in any event, past performance is not necessarily indicative of future results. There can be no assurance that the assumptions made or the beliefs and expectations currently held by the
Fund will prove correct and actual events and circumstances may vary significantly.
Certain countries in Asia have in the past, and may in the future, experience religious, political and social instability that could adversely affect the Fund’s Investments in such countries.
Certain countries in Asia have in the past, and may in the future, experience religious, political and social instability that could adversely affect the Fund’s Investments in such countries. Such instability could result from, among other things, popular unrest in opposition to government policies that facilitate foreign investments or associated with demands for improved political, economic and social conditions. Additionally, exchange control regulations, expropriation, confiscatory taxation, nationalization, restrictions on foreign capital inflows, repatriation of investment income or capital, renunciation of foreign debt, political, economic or social instability, or other economic or political developments could adversely affect the assets of the Fund in a particular country in Asia. Certain countries in Asia may be in the initial stages of their industrial development and/or have a lower per capita gross national product or a low income economy as compared to the average among the investments in more developed economies. Markets for investments in such countries are not as developed and may be less liquid than markets in more developed countries and may also have higher concentrations of investors, issuers and financial intermediaries. Investments in companies domiciled in such developing countries, may be subject to potentially higher risks as compared to the average among the investments in more developed countries.
The economies of the countries within Asia have varying rates of growth of GDP, inflation and currency appreciation or depreciation and may be subject to different degrees of currency controls. Certain countries in Asia may also face political, economic and/or social instability on account of various factors including authoritarian governments; uncertainty in the case of transitions of political power; military involvement in political decision-making; lack of transparency in the political process;
disparate growth rates within the country and increasing rates of economic inequality; tensions with other countries in the region; public health issues; ethnic, racial and religious conflict; terrorism; and natural and man-made disasters. In particular, investing in Indian securities may represent a greater degree of risk than investing in U.S. securities due to factors such as possible currency exchange rate fluctuations, possible exchange controls, less publicly-available information, more volatile markets, less stringent securities regulations, less favorable tax provisions (including possible withholding taxes), war, or expropriation. In addition, Indian securities may be impacted differently by various market risks, including quality risks, liquidity risks and volatility. There can be no assurance that any such political, economic and/or social instability will not arise during the term of the Fund or that such instability would not adversely affect the financial performance of the Fund’s
Investments.
National, regional and/or local governments of many Asian countries have exercised and continue to exercise substantial influence over many aspects of the private sector. In some cases, governments own or control many companies, including some of the largest in their respective country. In addition, certain industries may be subject to significant government regulation, which may restrict the Fund’s ability to effect operating improvements in portfolio companies in such industries. Although some Asian governments, including those in China and India, have recently been pursuing policies of economic liberalization and financial sector reform, there can be no assurance that these reform-oriented policies will continue with changes in leadership in those countries, or that those policies will prove successful. The availability of attractive investment opportunities for the Fund is expected to depend, at least in part, on governments in these countries continuing to liberalize their policies regarding foreign investment and, in some cases, to further encourage private sector initiatives.
For example, certain business activities and products in China, including the Fund’s investment activities in China and the activities and products of the Fund’s Investments, may be subject to administrative review or approval by various national and provincial agencies of the Chinese government. Further, certain Indian governmental approvals, including approvals from the
Securities and Exchange Board of India, RBI, the Insurance Regulatory and Development Authority of India or the central and local governments may be required before the Fund can make certain investments. The Fund and its Portfolio Companies may not be able to secure, or maintain, the requisite governmental approvals for their activities and products. Failure to obtain requisite governmental approvals, or loss of such approvals once obtained, could substantially harm the Fund and the Fund’s
Investments.
The Fund does not intend to obtain political risk insurance. Accordingly, government actions in the future could have a significant effect on economic conditions in such countries, which could affect private sector companies and the return from
Investments. Exchange control regulations, expropriation, confiscatory taxation, nationalization, restrictions on foreign capital inflows, repatriation of investment income or capital, renunciation of foreign debt, political, economic or social instability, or other economic or political developments could adversely affect the assets of the Fund held in a particular country in Asia, or make Investments by the Fund in certain Asian countries inappropriate, resulting in Investments by the Fund being concentrated in a limited number of countries.
Political changes or deterioration of a particular country’s domestic economy or balance of trade may indirectly affect the
Fund’s Investment in a particular asset in such country. The economies of many Asian countries are export-driven and may be affected by developments in the economies of their main trading partners, such as the United States, Europe, China and Japan.
A slowdown of the economies in these countries may adversely affect the growth rates of many countries in Asia, and therefore may also indirectly affect the Fund’s Investments. Moreover, Investments could be adversely affected by changes in the general economic climate or the economic factors affecting relevant industries, changes in tax law or specific developments within such industries, or interest rate movements. While the General Partner intends to manage the Investments in a manner that will minimize its exposure to such risks, there can be no assurance that adverse political or economic changes will not cause the
Fund to suffer losses.

Risks related to FPI registrations.
The Fund may invest in India primarily through the Fund and/or an alternative investment vehicle, which will be registered as a Foreign Portfolio Investor (“FPI”) under the FPI Regulations to the extent required to be so registered. Investment by the
Fund and/or an alternative investment vehicle may be dependent on the continuous registration of the Fund and/or such alternative investment vehicle as an FPI. In the event that the FPI registration is terminated or is not renewed, the Fund and/or such alternative investment vehicle might be required to liquidate its positions in Indian securities at an inopportune time or upon disadvantageous terms. Any investigations of, or actions against, the Fund, such alternative investment vehicle or any of its investors initiated by the Securities and Exchange Board of India (“SEBI”) or any other Indian regulatory authority may impose a ban on the investment and trading activities of the Fund and/or such alternative investment vehicle.
FPIs are subject to limitations on investments.
Under the FPI Regulations, FPIs on their own behalf, may only invest in equity below 10% of the total paid-up capital of an Indian company on a fully diluted basis or below 10% of the paid-up value of each series of convertible debentures or preference shares or share warrants of an Indian company. Investment on behalf of the Fund and/or such alternative investment vehicle shall be below 10% of the paid-up capital of an Indian company or paid-up value of each series of convertible debentures. Further, the aggregate holdings of all FPIs in any one Indian company is subject to the sectoral caps applicable to the Indian company as set out under the Foreign Exchange Management (Non-debt Instruments) Rules, 2019 (“NDI Rules”), with respect to its paid-up equity capital on a fully diluted basis or such same sectoral cap percentage of paid-up value of each series of convertible debentures or preference shares or share warrants. If an Indian company has however decreased the aggregate limit to a lower threshold of 24% or 49% or 74% before March 31, 2020 then the aggregate limit may be increased by the Indian company concerned to a higher threshold limit of 49% or 74% as deemed fit, with the approval of its board of directors and its general body through a resolution and a special resolution, respectively; provided, that once the aggregate limit has been increased to a higher threshold, the Indian company cannot reduce the same to a lower threshold; provided also that, the aggregate limit with respect to an Indian company in a sector where FPI is prohibited shall be 24%. The investment of the
Fund and/or such alternative investment vehicle is accordingly restricted to such extent.
Foreign investment in Indian companies is subject to certain minimum valuation and pricing guidelines, which may restrict the ability of the Fund and/or such alternative investment vehicle to make investments in certain Indian companies at attractive prices.
Pursuant to Foreign Exchange Management Act, 1999 and the rules and regulations of the RBI issued thereunder, foreign investment in Indian companies is subject to certain minimum valuation and pricing guidelines. Such minimum valuation and pricing guidelines may restrict the ability of the Fund and/or such alternative investment vehicle to make investments in certain
Indian companies at attractive prices. The RBI has also prescribed certain maximum valuation and pricing guidelines for persons and corporations resident outside India that sell securities of Indian companies to resident Indian persons and corporations. Such maximum valuation and pricing guidelines may restrict the ability of the Fund and/or such alternative investment vehicle to sell its investments in Indian companies at a price higher than the valuation arrived at in accordance with the stipulated pricing guidelines. In addition, there are similar pricing guidelines for issuing capital instruments in qualified institutional placements, for the issue of Global Depository Receipts and/or American Depository Receipts and for the private sale of listed and unlisted securities.
Risks related to investments in P-Notes.
When investing in listed Indian securities, the Fund and/or an alternative investment vehicle may invest a portion of its assets in P-Notes. P-Notes generally are issued by banks or broker-dealers and are promissory notes that are designed to offer a return linked to the performance of a particular underlying equity security or market. The return on a P-Note that is linked to a particular underlying security generally is increased to the extent of any dividends paid in connection with the underlying security.
However, the holder of a P-Note typically does not receive voting rights as it would if it directly owned the underlying security. P-Notes constitute direct, general and unsecured contractual obligations of the banks or broker-dealers that issue them, which therefore subjects the Fund and/or such alternative investment vehicle to counterparty risk, as discussed below.
Investments in P-Notes involve certain risks in addition to those associated with a direct investment in the underlying foreign companies or foreign securities markets whose return they seek to replicate. For instance, there can be no assurance that there will be a trading market for a P-Note or that the trading price of a P-Note will equal the underlying value of the foreign companies or foreign securities market that it seeks to replicate. As the purchaser of a P-Note, the Fund and/or such alternative investment vehicle is relying on the creditworthiness of the counterparty issuing the P-Note and has no rights under a P-Note against the issuer of the underlying security. Therefore, if such counterparty were to become insolvent, the Fund and/or such alternative investment vehicle would lose its investment. The risk that the Fund and/or such alternative investment vehicle may lose its investments due to the insolvency of a counterparty may be amplified because the Fund and/or such alternative investment vehicle may purchase P-Notes issued by as few as one issuer. P-Notes also include transaction costs in addition to those applicable to a direct investment in Indian securities. In addition, the Fund and/or such alternative investment vehicle’s use of P-Notes may cause the Fund and/or such alternative investment vehicle’s performance to deviate from the performance of the portion of the underlying index to which the Fund and/or such alternative investment vehicle is gaining exposure through the use of P-Notes. Investment in P-Notes by the Fund and/or such alternative investment vehicle will be further subject to restrictions and conditions under the FPI Regulations.
Due to liquidity and transfer restrictions, the secondary markets on which the P-Notes are traded may be less liquid than the markets for other securities, or may be completely illiquid, which may lead to the absence of readily available market quotations for securities in the Fund and/or such alternative investment vehicle’s portfolio. In addition, the ability of the Fund and/or such alternative investment vehicle to value its securities becomes more difficult and the judgment in the application of fair value procedures (through valuation procedures adopted by the Fund and/or such alternative investment vehicle) may play a greater role in the valuation of the Fund and/or such alternative investment vehicle’s assets due to reduced availability of reliable objective pricing data. Consequently, while such determinations will be made in good faith, it may nevertheless be more difficult for the Fund and/or such alternative investment vehicle to accurately assign a value to such assets.
Risks related to a slowdown of the Chinese economy.
China is the world’s largest economy (measured on a purchasing power parity basis), the world’s second largest economy
(measured on a nominal GDP basis), and the largest trading partner for many countries in Asia. The Chinese government has in recent years implemented a number of measures to control financial risks which may adversely affect the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to tighten credit and liquidity. A slowing of China’s GDP growth rate could have a systemic impact on the global economy, and in particular throughout Asia. In addition, Chinese stock markets have experienced high levels of volatility. This volatility, along with risk of a real estate crisis in China, has worried investors about the precipitating negative effects on the Chinese economy. A reduction or contraction in China’s GDP growth would be expected to have spillover effects in many countries in Asia. These spillover effects may have a material negative impact on the ability of the Fund to source and execute new investment opportunities and may cause impairment or losses in its investment portfolio.
The Chinese economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. In the past, certain measures, including interest rate increases and certain economic reforms, may have had the effect of slowing down economic growth in China. See also “—Trade policy uncertainty could result in depressed economic activity and adversely affect the financial performance of the Fund and its
Investments” for important information on trade relations with respect to China.
Risks related to the U.S. Outbound Investment Security Program.
The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2,
2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the
United States into entities from the People’s Republic of China (PRC), Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. The Outbound Investment Security Program will result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact the Fund’s operations or its ability to make and exit investments, including without limitation by (i) limiting the scope of its investment activities, and (ii) limiting the
Fund’s ability to exit certain investments or the range of exit opportunities. Furthermore, given the Outbound Investment
Security Program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government.

A significant adverse change in the economy of one country, or a loss of investor confidence in the financial systems of emerging and other markets generally, could cause increased volatility in the economies and financial markets of such country and countries throughout the region and, as a result, have an adverse effect on the Investments of the Fund.
The market and the economy of a particular country in which the Fund may invest are influenced to varying degrees by economic and market conditions in other countries in the region, particularly emerging market countries in Asia. Investors’
reactions to developments in one country can have adverse effects on the securities of companies and the value of property and related assets in other countries in which the Fund may invest. Economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. The market and the economy of a particular country in which the Fund invests is influenced by economic and market conditions in other countries in the same region or elsewhere in the world. For example, financial turmoil in certain countries in Asia in the late 1990s and during the COVID-19 pandemic adversely affected
Asian economies generally.
Although some countries in the region were not as adversely impacted as others in the region, there can be no assurance that financial events of the type that occurred during the Asian financial crisis in 1997 and 1998 or recently or resembling the outbreak of acute respiratory diseases in 2003 or COVID-19 recently will not happen again and, in such case, would not have a more adverse impact in the countries in Asia in which the Fund invests. Similarly, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on global markets. A repeat of any of these crises or the occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout Asia, or even globally. A significant adverse change in the economy of one country, or a loss of investor confidence in the financial systems of emerging and other markets generally, could cause increased volatility in the economies and financial markets of such country and countries throughout the region and, as a result, have an adverse effect on the Investments of the Fund. No assurance can be given that the Fund’s portfolio will not be adversely affected by effects in countries outside of where investments are located. Prospective investors should note that the actual market conditions, outlook and opportunities (and returns on Investments) in any single country may vary significantly from the descriptions contained herein regarding market conditions, outlook and opportunities (and returns on Investments) in Asia generally.
There are regional political tensions.
Since the death of the North Korean ruler Kim Jong-il in December 2011, there has been increased uncertainty with respect to the future of North Korea’s political leadership under his successor, Kim Jong Un. In recent years, there have also been heightened security concerns stemming from North Korea’s nuclear weapons and long-range missile programs, and its suspected recent use of chemical weapons. There can be no assurance that the level of tension on the Korean peninsula and within the region will not escalate in the future. Any further increase in tension could have a material adverse effect on the economies of certain countries in Northeast Asia, including without limitation, those of South Korea and Japan. In addition, territorial disputes between China and a number of its neighboring countries, including disputes with Japan, Vietnam, Brunei,
Malaysia and the Philippines over ownership of certain islands, atolls and “maritime features” in the South China Sea, have recently become more frequent and contentious. Further, border disputes between India and Pakistan have resulted in military confrontations in the region of Kashmir and along the India/Pakistan border, including, most recently, in May 2025. Escalation of territorial or border disputes could adversely impact the security and stability of the region. Any further increase in tension could have a material adverse effect on the economies of the countries that the Fund will invest in.
Risks related to the Hong Kong National Security Law.
The Chinese government has continued to increase its control over the historically autonomous administrative region of
Hong Kong. In June 2019, protests began in connection with an amendment to Hong Kong’s extradition law and continued with increased size and intensity through the end of 2019 and into 2020. These protests resulted in disruptions to businesses in major business and tourist areas of Hong Kong and pushed Hong Kong’s economy into a recession for the first time since the Global
Financial Crisis. On June 30, 2020, the National People’s Congress of China passed a national security law (the “National
Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. As of 2021, several persons have been arrested and/or charged under the National Security Law. Although the extra-territorial reach of the National
Security Law remains unclear, there is a risk that the application of the National Security Law to conduct outside Hong Kong by non-permanent residents of Hong Kong could limit the activities of or negatively affect the Investment Advisor, the Fund, or
Portfolio Companies.
The National Security Law has been condemned by the United States, the United Kingdom and several EU countries. On
July 14, 2020, the Hong Kong Autonomy Act (“HKAA”) was signed into law by the U.S. government, which introduces U.S.

sanctions on foreign persons who have been determined as having “materially contributed” to the Chinese government’s recent actions in Hong Kong as well as on certain foreign financial institutions. Simultaneously, an executive order was issued declaring a national emergency with respect to the threat posed by the Chinese government’s actions in Hong Kong, formally suspending or eliminating any differential treatment of Hong Kong under U.S. law, including export control law, and authorizing sanctions on persons determined to be engaged in a broad array of anti-democratic or repressive activity. The
United States has also imposed sanctions on senior Chinese officials and certain employees of Chinese technology companies that it believes have contributed to the Chinese government’s activities in Hong Kong, adding a number of new Chinese companies to the Department of Commerce’s Entity List. In mid-July 2020, the United Kingdom also suspended its extradition treaty with Hong Kong and extended its arms embargo on China to Hong Kong.
In addition to the National Security Law, there have been a series of other developments related to the political, regulatory and legal environment, including the disqualification of pro-democracy election candidates and overhaul of the Hong Kong electoral system, the expulsion of opposition members form the Hong Kong legislature without trial, the implementation of national security education in schools, and the passing of an immigration bill which potentially grants authorities unfettered authority to ban persons from entering and leaving Hong Kong. These developments could potentially threaten Hong Kong’s global standing as an international financial and business hub.
Escalation of tensions resulting from the National Security Law and the response of the international community, including conflict between China and other countries like the United States and United Kingdom, protests and other government measures, the countermeasures that the Chinese government has taken and may take in response, as well as other economic, social or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which Carlyle, the Fund, Portfolio Companies or any of their respective personnel or assets are located.
The introduction of retaliatory or counter measures by governments, including anti-sanction laws in China (enacted in June
2021) and Hong Kong being actual and possible responses by the Chinese government, could result in a deterioration in bilateral relationships and also raise questions about Hong Kong’s future as an international financial center. In addition, as with all anti-sanctions law, it may become increasingly challenging for international companies to navigate through situations and regulations where they are required to comply with potentially conflicting local and international sanctions and regulations.
Any downturn in Hong Kong’s economy could adversely affect the financial performance of the Fund and its investments, or could have a significant impact on the industries in which the Fund participates, and may adversely affect the operations of
Carlyle, the Fund, and its Portfolio Companies, including the retention of investment professionals located in Hong Kong.
The Fund may invest in state-owned enterprises that have been or will be transferred from government to private ownership.
The Fund may invest in state-owned enterprises that have been or will be transferred from government to private ownership. It is impossible to predict the timing of such privatizations (or give any assurance that they will occur at all) or what the terms or effects of such privatizations may be. There can be no assurance that any privatizations will be undertaken or, if undertaken, that such plans will be successfully completed. There can also be no assurance that, if a privatization is undertaken on a private placement basis, the Fund will have the opportunity to participate in the investing consortium. Investors should be aware that changes in governments or economic factors could result in a change in a country’s policies on privatization. Should these policies change in the future, it is possible that governments may determine to return projects and companies to state ownership. In such a situation, the level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted but could be substantially less than the amount invested in such companies.
The Fund’s Investments may be restricted by foreign investment controls.
Foreign investment in securities of companies in certain of the countries in which the Fund may invest is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude foreign investment above certain ownership levels, from certain regions or in certain sectors of the country’s economy and increase the costs and expenses of the
Fund. While regulation of foreign investment has liberalized in recent years throughout much of Asia, there can be no assurance that more restrictive regulations will not be adopted in the future. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. For example, governments in Asia have in the past, and may in the future, impose controls and/or procedural requirements on the convertibility of their currencies into foreign currencies and the remittance of currency from such countries to other jurisdictions in certain circumstances (including controls based on the category of remittance to be made, e.g., current account items such as payments to suppliers for imports, labor, services, and payments of interest on foreign exchange loans and capital account-related payments, such as the repayment of bank loans denominated in foreign currencies or direct investment).

Accordingly, deteriorations in a country’s balance of payments or a number of other circumstances, could cause governments to impose temporary restrictions on capital remittances abroad. The Fund could be adversely affected by delays in, or a refusal to grant, any required governmental approval for repatriation of capital interests and dividends paid on securities held by the Fund, and income on such securities or gains from the disposition of such securities may be subject to withholding taxes imposed by certain countries that the Fund may invest in or other jurisdictions.
Impediments to M&A and private equity activities may adversely affect the Fund.
Impediments to M&A activities may exist or develop in certain countries. For example:
China— Foreign investments in China are subject to certain restrictions and regulations. Direct foreign investments and mergers and acquisitions by foreign investors with Chinese companies, including the exit of foreign investment, require either filings with and/or review and approval by the relevant Chinese authorities. This may cause delays and uncertainty with respect to the completion of transactions. Chinese corporate law and foreign investment-related laws and regulations may also provide limited flexibility in structuring transactions, and the techniques and complexity frequently deployed in the M&A transactions in the United States or Europe may not be applicable or available under the current Chinese legal framework. In addition, acquisition of equity shares or control of listed companies in China beyond certain specified thresholds would require the acquirer to make a tender offer to the public to purchase the shares of other existing shareholders subject to and in accordance with applicable regulations. Further, certain types of mergers and amalgamations of companies may require the clearance of anti-trust review by Chinese authorities. Furthermore, the listing of a company on the stock market in China is generally subject to more stringent and substantive requirements than in the United States or Europe, which could result in fewer exit opportunities or channels for foreign investment.
In addition to the onshore considerations for investments in China, the increased scrutiny by the SEC of companies listing publicly in the U.S. that have a nexus or are otherwise associated with China-based operating companies will likely limit the availability of listing such companies in the U.S. as a potential exit strategy. The SEC has indicated that such increased scrutiny will focus on the relationship between the entity that is to be listed in the U.S. and such China-based operating company, particularly around the lack of actual equity ownership in such China-based operating company, uncertainty around changes in applicable regulations by the relevant Chinese authorities (which may be a result of sudden shifts in policy by the government of China) and information around receipt or denial of permission from the relevant Chinese authorities to list such entity in the
U.S. In any event, even if such companies are listed in the U.S., if the Public Company Accounting Oversight Board is unable to inspect such publicly listed company’s public accounting firm for two consecutive years, such company may be delisted as a result.
In recent months, the Chinese government began efforts to increase oversight on Chinese companies (with an emphasis on technology companies) that are listed overseas or seeking to list overseas. The Chinese government proposed rules to require
Chinese technology companies that hold data on over one million users to apply for special cybersecurity approval. It has also warned about the illegal abuse of offshore variable interest entities (VIEs), which are frequently used by Chinese companies to circumvent Chinese restrictions on foreign ownership and to obtain offshore financing (such as listing on a foreign exchange).
These measures have adversely affected the stock performance of Chinese companies listed overseas and the plans of certain
Chinese companies to list overseas (for example, Ximalaya, China’s biggest podcasting platform, recently scrapped its plans to list in the US after having filed for an IPO in the US in April 2021). There remains considerable uncertainty as to whether the
Chinese government will continue imposing new regulations and restrictions in future. It is also uncertain how other countries
(particularly the stock exchanges of other countries) will react to these developments. These recent developments as well as the uncertainty of future regulation (which may be implemented quickly without notice) may limit or delay the exit opportunities available to Chinese companies.
Companies operating in China are also subject to the risk of policy changes by the Chinese government, which may be implemented without advance consultation or warning. In July 2021, the Chinese government issued a policy (i) barring for-
profit tutoring companies, (ii) prohibiting the raising of money by tutoring companies from listings or other capital-related activities and (iii) prohibiting listed companies from investing in tutoring companies. The policy had a significant impact on
China’s private education sector and share prices of many Chinese education companies plunged. Future policy changes by the
Chinese government in the education sector (or any other sector) may impact the growth prospects, stability, and exit opportunities with respect to Chinese companies.
India—India is an exchange controlled economy. Foreign investments in India, through certain investment routes, are subject to regulations that set out valuation guidelines for the sale and purchase of shares and other securities in India which could restrict the foreign investor’s ability to earn agreed investment returns. Acquisition of voting rights or equity shares beyond certain specified thresholds or acquisition of control of listed Indian companies would require the acquirer to make an open offer to purchase the shares of other existing shareholders subject to and in accordance with applicable regulations.
Certain types of mergers and amalgamations of companies may require sanction of the appropriate authorities in India, such as the National Company Law Tribunal or the ‘Regional Director’, thus causing delays and uncertainty to completing transactions.
Furthermore, while foreign investments in India are prohibited in certain sectors such as lottery business, real estate business, etc., foreign investments are permitted only up to a specific percentage threshold in certain other sectors, or subject to prior approval of the Government of India and/or may have certain foreign investment linked conditions. The restricted ability on foreign investors to directly hold assets in India could decrease the Fund’s flexibility in structuring transactions, increase costs, and foreclose otherwise advantageous investment opportunities.
On April 17, 2020, the India Ministry of Commerce & Industry issues Press Note 3 (“PN3”) and on April 22, 2020, the
India Ministry of Finance enacted an amendment to the Non-Debt Instrument (“NDI”) Rules, 2020 in line with PN3, which effectively states that any foreign investment by or from an entity of any country which shares its land border with India (being the “Relevant Jurisdictions”) or where the beneficial owner of an investment into India is situated in, or is a citizen of, a
Relevant Jurisdiction, requires approval by the Government of India. The Relevant Jurisdictions are China (which appears to include, for these purposes, Hong Kong and Taiwan), Bangladesh, Bhutan, Afghanistan, Myanmar, Nepal and Pakistan.
Further clarity is awaited from the Government of India and/or RBI on what would constitute beneficial owner (including clarity on what precise ownership percentages would constitute beneficial ownership). As such, there is significant uncertainty of the impact that PN3 will have on Investments and how the Government of India and/or RBI may decide to enforce PN3, which enforcement presents the risk of increased regulatory scrutiny on the Fund, its Shareholders and its Investments and may
include the imposition of fines or fees in connection with PN3-impacted Investments or applications made in connection therewith or outright prohibitions on the participation of certain Shareholders in such investments. Any such fines or fees may be considered Fund Expenses or capitalized as part of the acquisition price of a given Investment, and in either case, such fines or fees will be borne by the Fund (and in turn the Shareholders). The application of PN3 may inhibit the Fund’s ability to consummate (and dispose of) Investments in India and the General Partner expects to seek to implement various measures to address the impact of PN3. In addition, the Fund may incur additional expenses (including legal expenses) in connection with its compliance with PN3 (and/or the Fund, its holding vehicles or any Investment may incur fines or fees in connection with
PN3 compliance), all of which will be borne by the Fund as a Fund Expense.
As of the date of hereof, there exists continued uncertainty regarding the application of the PN3. However, Carlyle expects the Fund to continue to pursue investments in India.
South Korea—While South Korea has a relatively sophisticated legal framework and a culture that is comparatively receptive to buyouts, as compared to certain other Asian countries, there are significant hurdles for management and sponsors to overcome when employing leverage for these buyouts. For example, South Korea’s legal framework places limitations on the ability to obtain a security interest over the assets of an acquired target company. In addition, evolving corporate law precedents in South Korea suggest that management and directors of a South Korean company that is a target of an acquisition by the Fund might have duties (with significant penalties for breach) to discourage such company from incurring large amounts of debt in connection with the acquisition. Such evolving precedents add complexity and some elements of uncertainty to the structuring of deals in South Korea.
Risks related to Australian and New Zealand investment structure and regulatory review.
The Fund may invest a portion of their assets in Australia. Australia’s foreign regulatory investment regime, which requires prior approval for certain inbound foreign investments, is likely to apply to any investments in Australia resulting in an increased risk that the Fund’s Investments in Australian assets will require Australian regulatory review and approval prior to any such Investment. If such review and approval are required for an Investment, the Fund may be required to disclose to the
Australian regulatory authorities as part of the approval process the identities of Shareholders whose subscription to the Fund exceeds a certain percentage of the Fund’s NAV as well as the identities of some or all non-Australian governmental
Shareholders. The requirements for, and scope of, disclosure are subject to change and the Australian regulatory agencies may require the disclosure of the identities of all Shareholders depending on government policy at that time and the nature of the
Investment, and may require the disclosure of further information about some or all Shareholders than is currently expected.
Similarly, the Fund may invest a portion of its assets in New Zealand. New Zealand’s foreign investment regulatory regime requires prior approval for certain inbound foreign investments and is likely to apply to any investments in New Zealand, resulting in an increased risk that the Fund’s Investments in New Zealand will require New Zealand regulatory approval prior to any such Investments. This approval can normally be obtained in four to six months, although there is no statutory or other mandated timeframe. In obtaining consent, the Fund will be required to disclose to the New Zealand regulatory authorities information about the Shareholders, including their identities. Shareholders whose interest exceeds 25% of the total equity of the Fund will be required to provide information to facilitate the consent, and a failure by them to do so could result in a delay of the regulatory approval. The specific disclosure requirements (and the scope of the disclosure) are subject to change.
Additionally, at any time that the Fund holds assets subject to consent by the New Zealand regulatory authorities, the following would require regulatory approval: acquisition by any Shareholder of an interest of greater than 25% of the equity of such fund or any sale of Units by a Shareholder that causes any other Shareholder to hold 25% or more of the equity of such fund, including a sale that increases the holding of a Shareholder that as of such withdrawal date already owned 25% or more of the equity of such fund.
Other countries in which the Fund may invest may experience similar, or more pronounced, risks.
Accounting, disclosure and regulatory standards may differ from those in the United States.
Accounting, auditing, financial and other reporting standards, practices and disclosure requirements in certain of the countries in which the Fund may invest are not equivalent to those in the United States or other non-United States jurisdictions and may differ in fundamental ways. Differences may arise in areas such as valuation of assets, accounting for depreciation, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information available to the Fund, including both general economic and commercial information and information concerning specific enterprises or assets, may be less reliable and less detailed than information available in more economically sophisticated countries and less information may be available to investors.
Assets and profits appearing on the financial statements of a Chinese company, for example, may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. generally accepted accounting principles. In addition, in certain instances, Carlyle may not have access to all available information to determine fully the origination, credit appraisal and underwriting practices utilized with respect to the investments or the manner in which the investments have been operated. As a result, Carlyle’s due diligence activities may provide less information or less reliable information than due diligence reviews conducted in other jurisdictions, which may increase the risk related to the Investments in these countries. While the Fund will endeavor to conduct appropriate due diligence in connection with each Investment, no guarantee can be given that they will obtain the information or assurances that an investor in the United States would obtain before proceeding with an Investment. Additionally, in some Asian countries, regulations under which foreign investors such as the Fund may invest directly in local securities are new and evolving. There can be no assurance that regulations promulgated in the future will not adversely affect the Fund or that any regulations facilitating such investments will be continued or adopted in the future.
Legal, tax and regulatory risks for Asian investments.
Legal, tax and regulatory changes could occur during the term of the Fund that may adversely affect the Fund. In general, certain Asian countries lack fully developed legal systems and bodies of commercial law and practices normally found in countries with more developed market economies. Additionally, even where formal legal process is otherwise codified, the
Fund may be forced to rely on verbal authorizations, licenses and/or consents in certain jurisdictions where written consents may be impossible or impracticable to obtain. This may result in a lack of transparency and limits on the protections available to foreign investors. These uncertainties could limit the legal protections available to foreign investors, including the Fund. In addition, certain industries in which the Fund may invest are subject to significant government regulation. Some countries have experienced significant changes in their legal and regulatory systems that could affect the Fund’s potential Investments. See “—
Certain Risks Related to Investments in Asia—Certain countries in Asia have in the past, and may in the future, experience religious, political and social instability that could adversely affect the Fund’s Investments in such countries.” Laws affecting foreign investment and business continue to evolve in Asia, although at times in an uncertain and even arbitrary manner which may not coincide with practices in more developed jurisdictions. Laws and regulations, particularly those concerning foreign investment and taxation, can change quickly and unpredictably. Such changes could occur during the life of the Fund that may adversely affect the Fund, its Investments or Shareholders. In addition, the government in some countries within the region continues to exercise substantial influence over many aspects of the private sector. From time to time the market for private equity transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions.
In 2014, the China Securities Regulatory Commission and the Asset Management Association of China (a self- regulatory organization for funds) issued new circulars regulating the activities of private equity funds established in China. The circulars include new rules relating to the registration and basic responsibilities and duties of fund managers, fund raising, investor qualifications, filing of funds following completion of fund raising, information disclosure systems and continuous reporting requirements. There is a risk that similar measures might be introduced with respect to the Fund or in other countries which the
Fund plans to invest, or that other legislative or regulatory measures that negatively affect the Fund’s Investments might be promulgated in any of the countries in which the Fund plans to invest. The reporting related to such initiatives may divert the attention of the Carlyle team and the management teams of the Portfolio Companies.
The laws in Asian countries regulating ownership, control and corporate governance of companies are still evolving. In many cases, existing laws offer limited protection, at best, to minority shareholders. Management or controlling shareholders may be able to take action against the interests of minority shareholders which could result in share dilution. For example, as a shareholder of an Indian company, the Fund may not enjoy rights comparable to those of shareholders of companies organized in the United States, Europe or other developed countries, and remedies available under Indian law for any violation of those rights (and any additional shareholder rights that might be created in an Indian company’s constitution or by-laws or by contract) may not be as favorable as those available under the laws of other jurisdictions. The lack of legal regulation of these securities markets in certain of these countries may pose risks to the operations of the Fund.
The Fund expects to invest in a number of different taxing jurisdictions, any of which may change their tax laws (or interpretations thereof) and enforcement policies and positions, possibly with retroactive effect. Changes to taxation treaties (or their interpretation) between countries in Asia and countries through which the Fund invests may severely and adversely affect their ability to efficiently realize income or capital gains. Consequently, it is possible that the Fund may face unfavorable tax treatment in Asia which may materially adversely affect the value of their Investments or the feasibility of making Investments in certain countries.
The Fund or a Portfolio Company may have difficulty enforcing their legal rights.
Because the effectiveness of the judicial systems in certain Asian countries in which the Fund may invest varies, the Fund or a Portfolio Company may have difficulty in successfully pursuing claims in the courts of such countries, as compared to the
United States or other developed countries. For example, the enforceability of contracts in many countries within the region, especially with governmental entities, is relatively uncertain, and the Fund (or any Portfolio Company) may have difficulty in successfully pursuing claims against an entity in which it invests or transacts business or such entity’s directors, executive officers or shareholders compared to the United States or other developed countries. If counterparties repudiate contracts or defaults on their obligations, there may not be adequate remedies available. Furthermore, to the extent the Fund or a Portfolio
Company may obtain a judgment but is required to seek its enforcement in the courts of one of the countries in which the Fund invests, there can be no assurance that such courts will enforce such judgment. For example, if the Fund obtains a judgment in a court outside India, it may be difficult to enforce such judgment in India if the judgment is given by a court in a country that has not been declared by the Indian government to be a “reciprocating territory.” Actions brought in India or certain other countries in Asia to enforce contractual rights, or other legal or regulatory proceedings, may be costly and continue for a number of years without resolution. Such limitations and uncertainty on the enforceability of contractual obligations could materially and adversely affect revenues and earnings of the portfolio companies.
The effectiveness of the judicial systems in countries in which the Fund may invest varies; consequently, the Fund may find it difficult to effectively protect their interests or pursue claims in the courts of countries with less developed legal systems or commercial markets, as compared to the U.S. or other developed countries. The lack of sophistication and consistency with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights in certain countries in which the Fund invests, as compared with the U.S., may adversely impact the Fund’s ability to achieve its investment objectives.
The Fund will be subject to the risk of default, insolvency or fraud of local intermediaries.
Certain of the Fund’s transactions will likely be undertaken through local brokers, banks or other organizations in the markets where the Fund invests, and the Fund will be subject to the risk of default, insolvency or fraud of such organizations, which in certain countries in Asia will likely be a higher risk than in more developed countries with more sophisticated regulatory and/or financial systems. There can be no assurance that any amounts advanced to such persons will be repaid or that the Fund would have any recourse in the event of default. The collection, transfer and deposit of investments all expose the
Fund to a variety of risks, including theft, loss and destruction.
CERTAIN RISKS RELATED TO INVESTMENTS IN EUROPE
Eurozone risks.
There are significant and persistent concerns regarding the economies of certain Eurozone countries that have emerged following the credit crisis of 2007. These are: high unemployment, low or stagnant economic growth, a decline in the real value of living wages, large current account deficits, lack of competitiveness, high government borrowing relative to GDP, and higher interest rates on government bonds - reflecting a perceived risk of being unable to meet future financial obligations. While the devaluation of a nation’s currency would be expected to stimulate competitiveness, reduce unemployment, increase GDP and ultimately raise taxes to reduce a budget deficit, it is not within the control of individual Eurozone countries to devalue the
Euro. With poor prospects for growth, and the inability to devalue their national currency, some Eurozone countries have, or have been forced to, reduce public spending which has resulted in lower growth, higher unemployment and lower tax revenues, while at the same time attempting to introduce structural reforms to improve competitiveness over the longer term. Without the means to stimulate economic growth through currency devaluation, critics of the single currency will continue to question the suitability of the Euro to function in the diverse economies of the Eurozone and, if a single currency is unsuitable, the risk of the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro entirely. The risks and prevalent concerns about a debt or credit crisis in Europe possibly affecting the stability of the single currency could have a detrimental impact on the global economy. Were these risks to materialize, it would affect the Fund’s ability to make investments in Europe, and adversely affect the value of the Fund’s European investments (in the relevant member state and/or the Eurozone in particular) and the availability and cost of financing its European investments
(see also “—Risks Associated With European Investments”).
In the current political environment in Europe, legislative and administrative developments will and are expected to occur and at least some of these may have an impact on the Fund, the Investment Advisor, advisors, their respective affiliates and their respective operations. Such developments include, for example, the Markets in Financial Instruments Directive II, the
European Banking Authority’s proposal for a new prudential treatment of investment firms, AIFMD II and related regulations and guidance, the revisions of marketing rules within the EU as well legislative and administrative developments around strengthening the European Securities and Market Authority’s (“ESMA”). For example, the EU Commission recently published a proposal giving ESMA the authority to monitor compliance on an ongoing basis and review any proposed delegations by existing AIFMs to an entity outside the EU. This could have an impact on operations of the AIFM and its affiliates and require the AIFM and its affiliates and service providers having to comply with additional requirements and to incur additional costs, in particular where ESMA takes a different view and adopts an interpretation and practice which is not consistent with the one of the CSSF.
Risks associated with European Investments.
As a general matter, investments in European countries pose numerous risks and may differ from one European country to another. The General Partner will analyze risks in the applicable European countries before making such investments, but no assurance can be given that a political or economic climate, or particular legal or regulatory risks, of one or more European countries will not adversely affect an investment by the Fund. Risks involved in investments in the securities of a European company that has its principal place of business in one European country when compared to a company that has its principal place of business in a different European country may differ on various bases including but not limited to (i) differing business cultures and legal regimes; (ii) greater price fluctuations and market volatility, less liquidity and smaller capitalization of securities markets; (iii) differences in auditing and financial reporting standards which may result in the unavailability of material information about issuers; (iv) less extensive regulation of the securities markets; (v) longer settlement periods for securities transactions; (vi) differences in tax regimes and changes in tax treaties; and (vii) less developed corporate laws regarding fiduciary duties and the protection of investors. The foregoing factors may increase transaction costs and adversely impact the value of the Fund’s Investments in European Portfolio Companies.
Risks associated with certain European capital markets.
Investments in certain European capital markets securities involve risks not typically associated with investing in the more developed and established European capital markets and securities, including risks relating to: (a) differences between such securities markets, including potential price volatility in, and relative illiquidity of, some European securities markets; (b) the absence of uniform accounting and financial reporting standards and disclosure requirements in some countries; (c) certain economic and political risks, including potential restrictions on foreign investment and repatriation of capital and the risks of political, economic or social instability; and (d) the possible imposition of foreign taxes on income and gains recognized with respect to such securities. There can be no assurance that adverse developments with respect to such risks will not adversely affect the assets of the Fund that are held in certain countries.
Risks related to the European energy crisis.
Europe is currently experiencing a significant energy crisis. A number of factors has contributed to the energy crisis, including supply shortages due to cyclic pressures, slow supply recovery after the COVID-19 pandemic, the Russian invasion of Ukraine and increasing inflation. The crisis has been further exacerbated by Russia’s recent decision to cut off a significant portion of the natural gas supplies on which Europe has historically depended, leading to increasing electricity prices, social unrest and, potentially energy shortfalls. While countries in Europe are actively working to find alternative energy sources, including by way of liquefied natural gas imports, there can be no assurances that the current energy crisis will be resolved in the near future. A drawn-out energy crisis would have a significant negative impact on the European economies and could potentially lead to a deep recession with global implications. A continuation of the ongoing crisis, and any exacerbation of the same, could have a significant adverse effect on the Fund and the performance of its investments or operations, and the ability of the Fund to achieve its investment objectives.
Risks related to the EU Securities Financing Transaction Regulation.
The EU Securities Financing Transaction Regulation (Regulation (EU) No. 2015/2365 (“SFTR”) introduced certain reporting obligations in relation to securities financing transactions (“SFTs”) and total return swaps (“TRSs”) entered into by collective investment undertakings. Pursuant to the SFTR, SFTs include a variety of secured transactions that have similar economic effects such as trading on margin, lending or borrowing securities and commodities, repurchase or reverse repurchase transactions and buy-sell back or sell-buy back transactions, including collateral and liquidity swaps. TRSs, on the other hand, include a variety of transactions whereby one party to the transaction transfers the total economic performance (including income from interest and fees, gains and losses from price movements and credit losses) of a reference obligation, asset or index to the other counterparty, against the obligation to make fixed or floating payments. Generally speaking, SFTs and TRSs may be entered into for the purpose of efficient portfolio management as well as for speculative purposes, including for hedging, gaining exposure to certain markets or instruments, or reducing portfolio expenses. However, as the use of SFTs and
TRSs can increase the general risk profile of collective investment undertakings including the Fund and, more generally, undermine confidence in counterparties and magnify risks to financial stability, the SFTR requires certain disclosures to be made to investors.
Risks related to European/UK regulation of ESG.
The European regulatory environment for alternative investment fund managers and financial services firms continues to evolve and increase in complexity, making compliance more costly and time-consuming. In March 2018, the European
Commission published an Action Plan on Financing Sustainable Growth (the “Action Plan”), setting up the sustainable finance strategy for the EU to transform the entire financial system and reorient capital flows towards sustainable investment. The reorientation of capital flows toward sustainable investment is to be achieved through the selection of appropriate investments by well-informed, or suitably advised, investors who may themselves be under an obligation to disclose to their own stakeholders how they integrate sustainability into their own decision- making. The Action Plan was updated in August 2020 and, in July 2021, the European Commission published a strategy for financing the transition to a sustainable economy.
It is difficult to predict whether the Action Plan will succeed in reorienting capital flows and, if it is successful, the impact it will have on the returns to investors. There is a risk that the value of investments made by the Fund in pursuing its investment strategy could be adversely affected over the life of the Fund by changes to economic conditions brought about by the Action
Plan initiatives. There is also a risk that the Fund’s classification or categorization relative to the legislative initiatives implementing the Action Plan could affect the pool of investors the Fund will be able to attract.
As part of the original Action Plan, the European legislators have adopted the Sustainable Finance Disclosure Regulation
(2019/2088) (the “SFDR”), which took effect from March 10, 2021, and the Regulation on the establishment of a framework to facilitate sustainable investment (2020/852) (the “Taxonomy Regulation”) which took effect from January 2022. Both the
SFDR and the Taxonomy Regulation have since been supplemented by delegated legislation specifying detailed implementing and regulatory technical standards, including Commission Delegated Regulation (EU) 2022/1288 (commonly referred to as the
“RTS”).
The SFDR requires transparency with regard to the integration of sustainability risks and the consideration of adverse sustainability impacts in an alternative investment fund manager’s processes and the provision of sustainability-related information with respect to AIFs. In addition, the Taxonomy Regulation contains criteria for determining whether economic activities qualify as environmentally sustainable for the purpose of establishing the degree to which an investment is environmentally sustainable. For that purpose, in-scope asset managers are under the transparency requirements of the
Taxonomy Regulation, amongst other things, required to disclose the degree to which financial products invest in environmentally sustainable investments.
As of the date hereof, the full impact of the SFDR and the Taxonomy Regulation on the Fund continues to develop as guidance and clarifications are published by the European Commission and the European Supervisory Authorities. There could also be divergent interpretations of the requirements at EU Member State level, and national guidance and supervisory activities have already emerged in certain Member States. Carlyle will therefore have to continue to monitor any developments to these regulations and their implementation. As implementation and supervisory practices develop, it is difficult to assess the impact on costs of compliance with the SFDR and the Taxonomy Regulation. Resources will need to be allocated to continue to assess how such entities are impacted and the effects of any additional compliance and reporting burdens. In addition, on September
14, 2023 the European Commission published a consultation to gather information from stakeholders on the current implementation of the SFDR and to seek views on potential future changes to the regime, in particular in relation to the possibility of the establishment of a categorization system for financial products. No final proposals have yet been set out but the consultation could lead to further changes to the SFDR. It is unclear to what extent any such changes could impact the Fund and/or whether transitional relief would be made available to financial products in existence prior to the date of such changes. It is unclear as to how any such future changes could impact Carlyle’s ability to manage the Fund in line with its investment strategy or as to what additional costs could be borne by the Fund.
In addition, on August 2, 2021, a number of delegated regulations that are part of the Action Plan were published in the
Official Journal of the EU, which amend, amongst others, the MiFID II Delegated Regulation 2017/565 (the “MiFID II Org
Regulation”), Commission Delegated Directive 2017/593 (the “MiFID II Delegated Directive” together with the MiFID II Org
Regulation, “Level 2 MiFID II”) and Commission Delegated Regulation (EU) 231/2013 (“Level 2 AIFMD”), on the integration of certain environmental, social and governance considerations and sustainability risks into certain organizational requirements and product governance. Further, the changes introduced to Level 2 MiFID II could have an impact on the ability of third party distributors or third party investment managers in the EU to recommend or to invest in the Fund on behalf of their clients. The
Level 2 MiFID II obligations have applied since August 2, 2022 and November 22, 2022, respectively, while the Level 2
AIFMD obligations have applied since August 1, 2022.
The Fund may also be impacted by ESG related developments to the UK legislative framework. The UK has announced that it will not implement the SFDR into national law following the UK’s withdrawal from the EU and will introduce instead a new legislative framework focused on implementing the recommendations of the Financial Stability Board Taskforce on
Climate-related Financial Disclosures (“TCFD”), in particular by introducing mandatory TCFD-aligned disclosure requirements for firms based in the UK. Reporting requirements under this framework are yet to fully apply and there is still uncertainty as to the potential indirect impacts of this new regime on the Fund.
The UK’s Financial Conduct Authority (“FCA”) is developing its own rules on sustainability disclosures and investment labels for consumer focused funds. On November 28, 2023, the FCA published PS23/16, the FCA’s Policy Statement on the
Sustainability Disclosure Requirements and investment labels and GC23/3, the Guidance on the UK Anti-Greenwashing Rule
(the latter of which captures all FCA-authorized firms). It is as yet unclear of the potential indirect impacts of these new rules on the Fund and such rules could result in additional regulatory costs incurred by the Fund.
Compliance with the SFDR, the Taxonomy Regulation and other applicable ESG-related rules is expected to result in increased legal, compliance, reporting and other associated costs and expenses which may be borne by the Fund, including costs and expenses of collecting and calculating data and the preparation of policies, disclosures and reports, in addition to other matters that relate solely to marketing and regulatory matters, and such costs and expenses may reduce investor returns.
While Carlyle may consider sustainability factors when making an investment decision where such factors are financially material, prospective investors should note that the Fund does not pursue an ESG-based investment strategy or limit its investments to those that meet specific SFDR criteria or standards. Any reference herein to ESG or responsible investments is not intended to qualify Carlyle’s duty to maximize risk-adjusted returns. Although the Fund does not expect to be subject to
Article 8 or 9 of the SFDR or integrate an investment process which would subject the Fund to Article 8 or 9 of the SFDR, the
Fund will bear the costs and expenses of compliance with the SFDR, the Taxonomy Regulation and any regulations or legislative initiatives relating to the Action Plan or, more generally, sustainable finance, including costs and expenses of collecting data and the preparation of any notices, disclosures, reports and/or filings. In addition, where there are uncertainties regarding the operation of these frameworks, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, the Fund and/or Carlyle may be required to engage third-party advisors and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. Compliance with requirements of this nature also increase risks relating to financial supervision and enforcement action. To the extent that any applicable jurisdictions enact similar laws and/
or frameworks, there is a risk that the Fund may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect the investment returns of the Fund.
At present, Carlyle does not, within the meaning of Article 4(1)(a) of the SFDR, expect to consider the adverse impacts of its investment decisions on sustainability factors in relation to the Fund. Carlyle does not currently expect to do so because,

among other reasons, it is not expected that many Portfolio Companies in the target jurisdictions will be widely obliged to do so and do not currently report by reference to the same data.
POTENTIAL CONFLICTS OF INTEREST
Investors should be aware that there will be occasions when the General Partner and its affiliates (including the Investment
Advisor) may encounter potential conflicts of interest in connection with the Fund, and the structure of the Fund will cause some of these potential conflicts of interest to be more pronounced. If any matter arises that Carlyle determines in its good faith judgment constitutes an actual or potential conflict of interest, Carlyle may take such actions as it determines may be necessary or appropriate to ameliorate the conflict (and upon taking such actions Carlyle will be relieved of any liability for such conflict to the fullest extent permitted by law and shall be deemed to have satisfied its fiduciary duties related thereto to the fullest extent permitted by law). Although Carlyle is not obligated to pursue any such actions, these actions may (but are not required
to) include, by way of example and without limitation, (i) disposing of the security giving rise to the conflict of interest, (ii)
appointing an independent fiduciary to act with respect to the matter giving rise to the conflict of interest or (iii) consulting with the Board regarding the conflict of interest and either obtaining a waiver from the Board (or the independent members thereof)
of such conflict of interest or acting in a manner, or pursuant to standards or procedures, approved by the Board with respect to such conflict of interest. There can be no assurance that Carlyle will identify or resolve all conflicts of interest in a manner that is favorable to the Fund. In addition, investors should note that the Partnership Agreement contains provisions that, subject to applicable law, (i) reduce or eliminate the duties, including fiduciary and other duties, to the Fund and its Shareholders to which the General Partner would otherwise be subject, (ii) waive duties or consent to the conduct of the General Partner that might not otherwise be permitted pursuant to such duties, and (iii) limit the remedies of a Shareholder with respect to breaches of such duties.
The Fund is subject to certain conflicts of interest arising out of the Fund’s relationship with Carlyle, including the General
Partner and its affiliates. Certain members of the Board are also executives of Carlyle and/or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by the Fund, the terms of its Partnership Agreement, the terms and conditions of the Advisory Agreement, or the policies and procedures adopted by the Board, General Partner, the Investment
Advisor, Carlyle and their affiliates, will enable the Fund to identify, adequately address or mitigate these conflicts of interest, or that the General Partner will identify or resolve all conflicts of interest in a manner that is favorable to the Fund, and
Shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them.
Additionally, the Partnership Agreement contains exculpation and indemnification provisions that, subject to the specific exceptions enumerated therein (generally for intentional, wrongful acts), provide that the General Partner and its affiliates
(including the Investment Advisor) and the Board will be held harmless and indemnified, respectively, for matters relating to the operation of the Fund, including matters that may involve one or more potential or actual conflicts of interest. As a result, except in limited cases, it is unlikely that the Shareholders would be able to pursue claims for alleged wrongful conduct against
Carlyle or the Board. Even if the Shareholders are able to pursue such claims, unless a substantial portion of the Shareholders join such claim it is likely that Carlyle will be entitled to an indemnity (or advancement of expenses) from the Fund, and accordingly the Shareholders would bear the fees and expenses of Carlyle defending itself from any such claim from the
Shareholders. By acquiring Units in the Fund, each Shareholder will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest (including, for example, those described herein) and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest.
Moreover, as a consequence of The Carlyle Group Inc.’s status as a public company, the officers, directors, members, managers, operating executives and employees of Carlyle may take into account certain considerations and other factors in connection with the management of the business and affairs of the Fund and its affiliates that would not necessarily be taken into account if The Carlyle Group Inc. was not a public company. As applicable, all references to the “Investment Advisor” in this section will include any other investment advisor that the Investment Advisor has engaged to provide investment advisory services, on its behalf, to the Fund. The following discussion enumerates certain potential conflicts of interest (but it is not intended to be an exclusive list of all such conflicts), which should be carefully evaluated before making an investment in the
Fund. Unless the context indicates otherwise, references in this section to conflicts of interest that may apply to the General
Partner or the Investment Advisor should be understood to apply to the General Partner, the Investment Advisor, as well as the general partners and the investment advisors of the GPE funds and Other Carlyle Accounts, respectively.
Prospective investors are urged to review the Investment Advisor’s Form ADV for additional risks and conflicts disclosure.
Prospective Shareholders should understand that (i) the relationships among the Fund, the GPE funds, Other Carlyle Accounts, the General Partner, the Investment Advisor, Carlyle, their respective affiliates and the investment funds, managed accounts, proprietary accounts and other investment vehicles sponsored, managed or advised by any of them are complex and dynamic and (ii) as the General Partner’s, the Investment Advisor’s, their affiliates’, the Fund’s, the GPE funds’ and Other Carlyle

Accounts’ businesses change over time, the General Partner, the Investment Advisors and their affiliates may be subject, and the Fund may be exposed, to new or additional conflicts of interest. This report does not address or anticipate every possible current or future conflict of interest that may arise or that is or may be detrimental to the Fund or the Shareholders. In particular, the size and overall complexity of Carlyle as business likely increases the number and severity of the conflicts of interest that may confront the General Partner, the Fund and their affiliates as compared to other sponsors that manage fewer investment programs and pursue fewer investment strategies. Prospective Shareholders should consult with their own advisors regarding the possible implications on their investment in the Fund of the conflicts of interest described in this report.
Allocation of Investment Opportunities with Other Vehicles; Conflicting Fiduciary Duties to Other Collective
Investment Vehicles. As a general matter, there can be no assurances that all investment opportunities identified by or suitable for Carlyle investment funds, vehicles and managed accounts will be made available to the Fund. Certain Other Carlyle
Accounts have contractual priority to investment opportunities, however the Fund does not have contractual priority over any investment opportunities, nor does the Fund have the exclusive unconditional right to any investment opportunity or exclusive access to any investments sourced by Carlyle. Accordingly, Carlyle is under no obligation to offer investment opportunities to the Fund and may be contractually obligated, or may choose, to allocate all or part of any opportunity to any Other Carlyle
Account, and participation by the Fund in such opportunities is expected to be limited to the extent required by the contractual priority rights of such Other Carlyle Accounts. Consistent with the foregoing, Carlyle expects to be presented with investment opportunities that fall within the investment objective of the Fund and Other Carlyle Accounts and in such circumstances,
Carlyle will allocate all or a portion of such opportunities (including any related co-investment opportunities) among the Fund and such Other Carlyle Accounts (including, without limitation, an allocation of 100% of such opportunity to such Other
Carlyle Account, in which case the Fund would not participate) (the “Inter Vehicle Allocation”) on a basis that Carlyle reasonably determines in good faith to be fair and reasonable taking into account all factors Carlyle deems relevant, including the requirements of such Other Carlyle Accounts, the sourcing of the transaction, the nature of the investment objective, investment focus, mandate or policies (including any related contractual restrictions), target return profile or projected hold period, focus of each such Other Carlyle Account, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals for the Fund and each such
Other Carlyle Account and other considerations deemed relevant by Carlyle in good faith (including, for example, various characteristics of a prospective investment, such as the country or countries in which it operates or intends to operate). As a result, investment opportunities generally will not be allocated pro rata among the Fund and Other Carlyle Accounts.
Allocation decisions and any information relied on in connection with such determinations may prove to be inaccurate with the benefit of hindsight. Other Carlyle Accounts are expected to have terms that differ from the terms of the Fund and may participate in investments on different terms than the Fund and/or at different times than the Fund. Accordingly, as a result of the Inter Vehicle Allocation as well as the overall complexity of the Carlyle organization and the number and varying types of
Other Carlyle Accounts, the participation by the Fund in investments with Other Carlyle Accounts is expected to vary on an investment-by-investment basis and there are expected to be investments within the Fund’s investment objective that are made by such Other Carlyle Accounts, in which the Fund does not participate or does not participate to the same extent as other investments. If an investment opportunity falls within the investment objectives of any of the GPE funds and the Fund, such
GPE funds, including their predecessor or successor funds as applicable, are generally expected to have priority.
Carlyle may pursue strategic investments (whether made directly or through a vehicle funded by one or more third parties
(such as a special purpose acquisition company)) in businesses that Carlyle intends to operate as part of its overall business.
Such investments may be suitable for, or alternatively competitive with, the Fund. In either case, Carlyle is permitted to allocate such investments away from the Fund to Carlyle or such other investment vehicles.
Furthermore, Carlyle has established, and expects to establish in the future, one or more Other Carlyle Accounts with investment objectives, mandates and policies that are substantially similar to those of the Fund. These Other Carlyle Accounts may co-invest alongside all or only some of the GPE funds (and potentially Other Carlyle Accounts), and accordingly participate in the same investments as the Fund. Notwithstanding the fact that any such Other Carlyle Account may intend to participate in investments alongside a GPE fund in a programmatic fashion (although there is no requirement that any Other
Account so participate in investments), due to legal, regulatory, contractual, tax, accounting or other similar considerations applicable to any such Other Carlyle Account it may participate only in a select group of investments alongside such GPE fund.
Such Other Carlyle Accounts will not be considered “parallel funds” for purposes of the Partnership Agreement. For example,
Carlyle’s Direct Access funds (the “Direct Access Funds”) are part of a multi-strategy program designed to provide investors with exposure to certain GPE funds’ investments. However, the investment strategy of the Direct Access Funds differs from that of the Fund in certain important respects. For example, the Direct Access Funds, relative to the Fund, invest in a more limited subset of the GPE funds’ investment program, and invests in a more formulaic manner compared to the Fund. The overlapping objectives of the Fund and the Direct Access Funds could also give rise to other conflicts of interest relating to the allocation of investment opportunities, which Carlyle will seek to resolve in a fair and equitable manner, although there is no assurance that Carlyle will be able to do so.

The existence of such Other Carlyle Accounts, including the Direct Access Funds, may reduce the Fund’s exposure to such investments, potentially materially so, and its overall returns. Moreover, any such Other Carlyle Account may, due to legal, regulatory, contractual, tax, accounting or other similar considerations applicable to such Other Carlyle Account, be required to exit certain investments in which the Fund has also participated in advance of the Fund, and, as a result, the returns to the Fund may be negatively impacted. See “—Investments Alongside Other Carlyle Accounts” for additional information. In addition, certain investment opportunities may from time to time involve direct and/or indirect interests in investments that are part of a restructuring or similar transaction. The investors involved in such a transaction are typically given priority rights to roll over their existing interests or reinvest in such investment opportunities (for instance, through a newly formed “continuation fund”).
As a result, the Fund may not be allocated all or any portion of an investment opportunity that is part of such a restructuring or similar transaction, including in cases where an Other Carlyle Account holds a direct and/or indirect interest in the investment, even if such opportunity falls within the Fund’s investment objectives or strategy.
Additionally, the Fund can be expected to invest alongside certain Other Carlyle Accounts that are regulated under the
1940 Act (each, a “Regulated Fund”). Carlyle has received an exemptive order from the SEC (as amended or superseded from time to time, the “Exemptive Order”) which permits the Regulated Funds to co-invest with certain other persons, including certain affiliates of Carlyle, and certain funds managed and controlled by Carlyle, including the Fund, and their affiliates, subject to certain terms and conditions. The Exemptive Order restricts the ability of the Fund and Other Carlyle Accounts to invest in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on the same terms. As a result, the Fund may be unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest, and a Regulated Fund may be unable to make investments in different parts of the capital structure of the same issuer in which the Fund has invested or seeks to invest. Further, due to the requirements under the Exemptive Order, in the event that a Regulated Fund participates in an investment alongside the Fund, the structuring options available for such investment may be more limited than if such Regulated Fund were not participating in such investment, and such structuring may result in increased costs to the Fund that would not otherwise have resulted had such
Regulated Fund not participated. The Fund may therefore incur materially higher expenses on an ongoing basis than would otherwise be the case, particularly with respect to the portion(s) of the Fund’s investment strategy that overlaps with that of any
Regulated Fund. Where a Regulated Fund has interests or requirements that do not align with those of the Fund or Other
Carlyle Accounts participating in a particular investment, including in particular differing liquidity needs or desired investment horizons, conflicts could arise with respect to the manner in which the voting or governance rights with respect to an aggregator entity (or similar entity) are exercised, potentially resulting in an adverse impact on the Fund. A Regulated Fund will include any fund, vehicle and/or account that is formed by a third party in respect of which Carlyle has governance rights by advisory, sub-advisory or other contractual arrangement, and otherwise satisfies the definition of a Regulated Fund as described above. However, Carlyle may not control a Regulated Fund to the same extent it controls Other Carlyle Accounts and the Fund.
To the extent Carlyle does not fully control a Regulated Fund, such Regulated Fund may take actions that are contrary to the interests of the Fund and Other Carlyle Accounts. Carlyle’s relationship with any such Regulated Fund may be terminated by investors therein (or other parties associated with such Regulated Fund), and in any such case the risk that a Regulated Fund makes decisions contrary to the interests of the Fund will increase.
Certain Other Carlyle Accounts are subject to covenants that contractually or legally limit the investment opportunities available to the Fund, and Other Carlyle Accounts may agree to contractual covenants that explicitly limit or cap the amount of an investment opportunity that may be offered to the Fund or which have the effect of generally restricting the allocation of investment opportunities to the Fund. For example, certain Other Carlyle Accounts may agree with investors that co-investment opportunities first be offered to the investors in such product prior to any such opportunity being offered to the Fund. Carlyle will have conflicting interests during the course of any such investor negotiations and could have an incentive to agree to such agreements. Accordingly, there can be no assurance that such conflicts will be resolved in a manner that is favorable to the
Fund. In addition, Other Carlyle Accounts will from time to time share and/or receive priority allocation of certain investments that might be otherwise appropriate for the Fund (even absent contractual priority to such investment opportunities) or will from time to time otherwise participate in investments alongside the Fund. As a result of the foregoing, the Fund will not receive an allocation of each investment opportunity within its mandate, and may receive a smaller allocation of any particular investment opportunity, with such allocation being less advantageous to the Fund relative to Other Carlyle Accounts. To the extent such Other Carlyle Accounts elect not to invest in such investment opportunity (or elect to invest in only a portion of such opportunity), such investment opportunity (or the remainder of such investment opportunity) may be allocated to the Fund.
Potential investors should note that the terms of the existing and future Other Carlyle Accounts alongside which the Fund may invest (including with respect to the economic terms such as management fees and performance-based compensation and the calculations, timing and amount thereof, investment limitations, co-investment arrangements, geographic and/or sector focus/limitations, veto rights with respect to investments, liquidity rights, diversification parameters and any governance rights, reporting rights or information rights afforded to limited partners of such Other Carlyle Accounts and other matters) may materially differ, and may in some instances be materially more favorable to the investors in such Other Carlyle Accounts. For example, one or more Other Carlyle Accounts may have investment objectives that are more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than the investment objectives of the Fund. Such different terms will from time to time create potential conflicts of interests for Carlyle or its affiliates, including with respect to the allocation of investment opportunities and may otherwise impact the calculation and presentation of investment returns. In particular, the existence of different rates and timing of performance-based compensation may create a potential conflict of interest for Carlyle or its affiliates in connection with the allocation of investment opportunities, as such variation may create an incentive for
Carlyle to allocate a greater percentage of an investment opportunity to the Fund or such Other Carlyle Accounts, as the case may be.
Investors in the Fund who independently are also investors in Other Carlyle Accounts may be subject to more concentration risk given the potential exposure to the same underlying deals through multiple avenues.
To the extent an investment opportunity is rejected by Carlyle with respect to the Fund, none of Carlyle nor any of its respective affiliates will be restricted from pursuing such opportunity outside of the Fund’s investment program. In such a circumstance, Carlyle may allocate such an opportunity to an Other Carlyle Account. Similarly, to the extent an investment opportunity is rejected by Carlyle with respect to Other Carlyle Accounts, Carlyle may allocate such an opportunity to the
Fund.
Additionally, although Carlyle maintains ultimate control over the Carlyle AlpInvest segment, the historical management team of each of the businesses within the Carlyle AlpInvest segment (who are Carlyle employees) will continue to exercise independent investment authority without involvement by other Carlyle personnel, and will not generally be subject to the restrictions on investing or allocating investment opportunities, and related restrictions described herein.
There may be circumstances (including, as described above, with respect to portfolios of assets that might be suitable for a
GPE fund, the Fund and Other Carlyle Accounts), including in the case where there is a seller who is seeking to dispose a pool or combination of assets, securities or instruments, where a GPE fund, the Fund and Other Carlyle Accounts participate in a single or related series of transactions with a particular seller where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to any of the GPE fund, the Fund and such Other Carlyle Accounts. Similarly, there may be circumstances where a GPE fund, the Fund and Other Carlyle Accounts are seeking to dispose of a pool or combination of assets, securities or instruments and participate in a single or related transactions with a particular buyer. The allocation of such specific items generally would be based on fair and reasonable allocation considerations described above in respect of
Inter Vehicle Allocations. Also, a pool may contain both debt and equity instruments that Carlyle determines should be allocated to different funds. In such situations Carlyle would typically acquire (or sell) such pool or combination of assets for a single combined purchase price with no prices specified for individual assets, securities or instruments. Accordingly, Carlyle will have a conflict in establishing the specific prices to be paid for each asset, security or instrument by the Fund and the applicable Other Carlyle Accounts. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though Carlyle could determine such allocation of value is not accurate and should not be relied upon. Carlyle will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Carlyle will have no obligation to present such conflicts of interests to the investor advisory committee of the applicable Other Carlyle Account or the Board when they arise, and Carlyle’s determination regarding such allocation of value will be binding on the Fund and such Other Carlyle Accounts. There can be no assurance that an investment of the Fund will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Carlyle Accounts.
These conflicts related to allocation of portfolios will not necessarily be resolved in favor of the Fund.
With respect to Secondary Investments made by Carlyle AlpInvest, it is anticipated that other Carlyle AlpInvest clients will have the same or similar investment objectives as the portion of CPEP’s investment objective that is focused on Secondary
Investments. Additionally, it is expected that certain opportunities that fall within the Fund’s investment objectives will also be appropriate for other Carlyle AlpInvest clients (e.g., separate accounts and continuously offered registered fund products).
Accordingly, investors should not expect that the Fund will have priority access to any such investment opportunity, or that the
Fund will receive an allocation to any such investment opportunity.
The categorization of any particular Secondary Investment as belonging to a particular strategy or being a certain type of investment will be made by Carlyle AlpInvest in its sole discretion and Carlyle AlpInvest clients pursuing the particular investment strategy into which an investment is categorized will have priority with respect to such investment unless Carlyle
AlpInvest determines, in its sole discretion, after taking into account all relevant factors, that such investment should be allocated to a different Carlyle AlpInvest client. The considerations and factors will be applied on a case-by-case basis and
Carlyle AlpInvest is not required to, and does not, apply all of the factors described above in any particular investment and some factors may be more or less important for a particular investment depending upon the nature of the particular investment and attendant circumstances. As a result, an opportunity with attributes similar to those of another opportunity may not ultimately be allocated similarly. Carlyle AlpInvest makes allocation determinations based solely on Carlyle AlpInvest’s expectations at the time such investments are made, but investments and their characteristics may change and there can be no assurance that an investment allocated to any other Carlyle AlpInvest client in lieu of the Fund will not prove to have been more suitable for the Fund in hindsight, or vice versa.
CPEP Lux. While the Fund and CPEP Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, the Fund and CPEP Lux will be operated as distinct investment structures. As a result, certain conflicts may arise between the Fund and CPEP Lux with respect to the allocation of investment opportunities.
Investment opportunities will be allocated between the Fund and CPEP Lux in accordance with Carlyle’s prevailing policies and procedures on a basis that Carlyle believes to be fair and reasonable in its sole discretion, which may be pro rata based on available capital (or expected available capital), subject to the following considerations: (x) any applicable investment strategies, mandates, objectives, focus, parameters, guidelines, limitations, liquidity positions and requirements of the Fund and
CPEP Lux; (y) available capital of the Fund and CPEP Lux; and (z) legal, tax, accounting, regulatory and any other considerations deemed relevant by Carlyle, including, without limitation, (a) the sector and geography/location of the investment, (b) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (c) expected cash characteristics of the investment (such as cash-on-cash yield, distribution rates or volatility of cash flows), (d) expected capital expenditures required as part of the investment, (e) portfolio diversification and concentration concerns with respect to the Fund and CPEP Lux,
(f) redemption requests and anticipated future subscriptions for the Fund and CPEP Lux, (g) anticipated tax treatment of the investment, (h) timing expected to be necessary to execute an investment, and (i) other considerations deemed relevant by
Carlyle in good faith.
Performance-Based Compensation. The Incentive Allocation is not the product of an arm’s-length negotiation with any third party, and, because the Incentive Allocation is calculated on a basis which includes unrealized appreciation of the Fund’s assets, it may be greater than if such compensation were based solely on realized gains. The Incentive Allocation creates an incentive for Carlyle to make riskier or more speculative investments on behalf of the Fund than would be the case in the absence of this arrangement, although Carlyle’s commitment of capital to the Fund and Other Carlyle Accounts alongside which the Fund invests should somewhat reduce this incentive. See also “—Asset-Backed Facilities” below. The existence and terms of the General Partner’s Incentive Allocation and the carried interest in respect of Other Carlyle Accounts alongside which the Fund invests may also create other incentives and potential conflicts of interest related to the General Partner’s investment-related decisions. The Incentive Allocation may create an incentive for the Investment Advisor to seek to select independent valuation advisors it perceives as providing relatively high valuations, especially with respect to illiquid securities.
The General Partner may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail redemptions to maintain a higher NAV, which would, in each case, increase the Management Fee payable to the Investment
Advisor. In addition, the Incentive Allocation and Management Fee may create an incentive for the Investment Advisor to time the realization of investments, so as to maximize the Incentive Allocation and Management Fee rather than the return of the
Fund.
The General Partner or its Recipient may elect to receive the Incentive Allocation in the form of Class C Units and/or shares, units or interests of any Lower Fund or any combination of the foregoing, and the Investment Advisor may elect to receive the Management Fee and/or reimbursements for any advanced expenses in the form of Class C Units and/or shares, units or interests of any Lower Fund or any combination of the foregoing. Additionally, the General Partner or its Recipient
may elect to be issued Class C Units in exchange for the contribution of Approved Warehoused Investments. Any of the foregoing issuances of units may have a dilutive effect in respect of Investors in the Fund. Redemptions of any Class C Units,
units or shares used to satisfy the Management Fee, Incentive Allocation, reimbursements for any advanced expenses or contribution of Approved Warehoused Investments are not subject to the volume limitations of the Redemption Program or the
Early Redemption Deduction, which may reduce overall liquidity available for redemption of Shareholders’ Units.
The General Partner and/or the general partners of a GPE fund or Other Carlyle Account may elect to compensate its personnel with shares of The Carlyle Group Inc., including in connection with performance compensation. To the extent such personnel are unable to sell such shares, or the value of such shares decreases, such personnel may have a reduced incentive to devote the necessary time and attention to the investment activities of the Fund, such GPE fund and/or such Other Carlyle
Account or otherwise remain at Carlyle.
In addition, the manner in which the General Partner’s entitlement to Incentive Allocation and Management Fee is determined may result in a conflict between its interests and the interests of Shareholders with respect to the sequence and timing of disposals of investments. For example, the General Partner may receive an Incentive Allocation in respect of pre-tax unrealized appreciation of the Fund’s assets, and the Management Fee will take into account the pre-tax unrealized value of the

Fund’s assets and any cash and cash equivalents (calculated on a pre-tax basis disregarding taxes borne by any Intermediate
Entity). In addition, the members and partners of the General Partner are generally subject to U.S. federal and local income tax
(unlike certain of the Shareholders).
In addition, the Investment Advisor will be paid a fee for its services based on the Fund’s NAV, which will be calculated by Carlyle. The Investment Advisor will receive the Management Fee, equal to 1.25% of the Fund’s NAV per annum (except as set forth in “Part I, Item 1. Business—Compensation of the Investment Advisor and the General Partner—Management Fee”).
The Investment Advisor may elect to receive the Management Fee in cash or Units. The Management Fee will be payable to the
Investment Advisor in consideration for its services. The calculation of the Fund’s NAV includes certain subjective judgments with respect to estimating, for example, the value of the Fund’s portfolio and its accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an investment), and therefore, the Fund’s NAV may not correspond to realizable value upon a sale of those assets. The Investment
Advisor may benefit from the Fund retaining ownership of its assets at times when Shareholders may be better served by the sale or disposition of the Fund’s assets in order to avoid a reduction in its NAV. If the Fund’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Units or the price paid for the redemption of Units on a given date may not accurately reflect the value of the Fund’s portfolio, and such Units may be worth less than the purchase price or more than the redemption price.
The Incentive Allocation and Management Fee will be payable without taking into account accrued and unpaid taxes of any Intermediate Entity (including corporations) through which the Fund indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable reference period or month (as the case may be). Accordingly, this reduces the General Partner’s incentive to ensure Intermediate Entities are structured in such a manner as to minimize taxes paid or payable by such Intermediate Entities.
Because the Incentive Allocation is calculated separately with respect to each Class (as a whole), it can be expected that the
Recipient will be entitled to receive the Incentive Allocation with respect to some, but not all Classes. In addition, the Recipient may be entitled to the Incentive Allocation with respect a Class notwithstanding that certain individual Shareholders within such Class may not have achieved their Hurdle Amount or the High Water Mark.
The General Partner presently expects to operate the Fund as a VCOC for a period of time following the Initial Closing of the Fund. With respect to any Investment that the Fund elects to be VCOC compliant during this period, the Recipient will be required to be paid and/or allocated the estimated portion of any Incentive Allocation attributable to such VCOC Investments at the level of the Fund rather than the Lower Funds, where the Recipient is generally expected to be paid and/or allocated the
Incentive Allocation for all other Investments. Such portion will be an estimate determined by the General Partner based on the percentage of NAV attributable to such VCOC Investments and any other factors determined by the General Partner to be relevant under the circumstances. The methodology used by the General Partner to derive such estimate will involve assumptions and opinions about the valuations of the Fund’s Investments, which may or may not turn out to be correct and may result in the Recipient being over-allocated units at the level of the Fund and under-allocated units at the level of the Lower
Funds (and vice versa) with respect to the Incentive Allocation.
Broker Dealer Services. One or more affiliates of the General Partner are expected to be entitled to receive certain fees and interest payments in connection with the activities of the Fund and its Portfolio Companies, including, without limitation, capital markets advisory, offering, placement, financing, syndication, capital structure advisory, turnaround, workout, underwriting, solicitation, investment banking, currency, hedging, structuring, loan agent, loan servicing, insurance, rating advisory or other fees in connection with the activities of the Fund and its Portfolio Companies, including with respect to an initial public offering or private placement, the arranging or provision of credit facilities (including any related extensions or refinancing) for the Fund, the placing of co-investments, the distribution of debt or equity securities of a Portfolio Company or otherwise arranging or providing financing for a Portfolio Company alone or with other lenders, which could include Other
Carlyle Accounts (any such services, “Broker Dealer Services”). Such an affiliate is either (i) a U.S. regulated broker dealer or a non-U.S. equivalent thereof or (ii) otherwise conducts a financial services, investment banking, loan origination, structuring, placement, advisory or other similar business (including, for example, as a broker, dealer, distributor, financial advisor, syndicator, arranger, servicer, underwriter or originator of securities or loans (a “Carlyle Broker Dealer”)).
Carlyle is committed to growing its Broker Dealer Services, and could in the future develop new businesses, such as providing additional investment banking, advisory and other services to corporations, financial sponsors, management or other persons. Such services could relate to transactions that could give rise to investment opportunities that are suitable for the Fund.
Fund Expenses include the fees, costs and expenses of a Carlyle Broker Dealer in connection with the provision of Broker
Dealer Services to the Fund or any Portfolio Companies. There is no limitation on the amount of such fees, costs and expenses that may be borne by the Fund. With respect to any service provided by a Carlyle Broker Dealer to the Fund or a Portfolio

Company, there can be no assurances that a third party would not have provided better or more cost effective services. In addition, any such fees and payments will be retained by such Carlyle Broker Dealer and will not benefit the Fund or the
Shareholders. The fee potential inherent in a particular investment or transaction could be viewed as an incentive for Carlyle to seek to refer, allocate or recommend an investment or transaction to the Fund. In addition, Carlyle may be incentivized to structure an investment in a manner that would create an opportunity for a fee to be received by a Carlyle Broker Dealer when an alternative structure would have given rise to a more favorable transaction for the Fund.
Carlyle may, as an inducement to third parties investing in the Fund and/or Other Carlyle Accounts, enter into agreements that provide exclusivity over opportunities to provide portfolio company acquisition financing. These exclusivity arrangements may cause the Fund and/or Other Carlyle Accounts to utilize acquisition financing on terms less favorable than would be available from other sources. In addition, any agreed-upon exclusivity period may hinder the ability of the Fund and/or Other
Carlyle Accounts from consummating certain investment opportunities.
It is possible that a Carlyle Broker Dealer, a Carlyle Debt Fund (as defined below) or one or more Other Carlyle Accounts provide financing as part of a third party purchaser’s bid for or acquisition of an investment of the Fund. This generally would include circumstances where a Carlyle Broker Dealer, a Carlyle Debt Fund or one or more Other Carlyle Accounts makes commitments to provide financing at, prior to or around the time such third party purchaser commits to purchase or purchases such investment from the Fund. The involvement of a Carlyle Broker Dealer, a Carlyle Debt Fund or one or more Other Carlyle
Accounts as a provider of debt financing in connection with the potential acquisition of investments by third parties from the
Fund will give rise to potential or actual conflicts of interest, including the possibility of Carlyle being motivated to cause the
Fund to agree to terms with a third-party with respect to which a Carlyle Broker Dealer, a Carlyle Debt Fund or one or more
Other Carlyle Accounts is providing such debt financing that are less favorable to the applicable Portfolio Company and/or the
Fund than might have been obtained from another third-party that did not have access to such financing, which may adversely impact the Fund.
Carlyle professionals involved in the provision of Broker Dealer Services by a Carlyle Broker Dealer may also spend a portion of their time providing advisory services to the Fund and/or Other Carlyle Accounts. Similarly, the members of the investment advisory team and/or the investment committee of Other Carlyle Accounts are expected to spend a portion of their time participating in the provision of services, including capital markets services, that result in fees payable to a Carlyle Broker
Dealer, in particular where the investment advisory team and/or the investment committee is able to assist in light of time zone, language, geographic location, asset class or other similar considerations, and, for the avoidance of doubt, the participation of such investment advisory and/or investment committee personnel will not give rise to any entitlement to the Fund to share in the benefit of any such fees. In certain cases, Broker Dealer Services are expected to be provided primarily or exclusively by members of the investment advisory team. See “—Other Activities of Management” below. Broker Dealer Services may also include the provision of certain capital markets advisory services that a Carlyle Broker Dealer may provide to one or more of the Fund’s Portfolio Companies; for example, where a third party investment bank has been engaged to provide underwriting, structuring, placement and/or similar services, a Carlyle Broker Dealer may also be engaged to provide advisory services on selecting the appropriate structure, assessing financing alternatives and assisting with execution. Fees for Broker Dealer
Services (or other benefits) may also be received by a Carlyle Broker Dealer in respect of a Carlyle Debt Fund’s acquisition of indebtedness of a Portfolio Company, and any such fees will be retained by the Carlyle Broker Dealer and will not benefit the
Fund or the Shareholders. In addition to the fee potential inherent in services provided by a Carlyle Broker Dealer to a Portfolio
Company, the participation of a Carlyle Debt Fund may incentivize the Carlyle Broker Dealer to provide more favorable terms to acquirers of the debt to the disadvantage of the Fund. A Carlyle Debt Fund may also be entitled to participate in the indebtedness of a Portfolio Company, including at a discount, and a Carlyle Broker Dealer may be entitled to fees, in each case solely as a result of the Fund’s Investment in such Portfolio Company. In such a case, the Fund will not be entitled to participate in the benefit of such fees or discounted purchase price notwithstanding that no further services may be performed by a Carlyle Broker Dealer in respect thereof. See “—Benchmarks” below.
A Carlyle Broker Dealer may also provide financing and Broker Dealer Services to third parties that are not Portfolio
Companies, including third parties that are competitors of Portfolio Companies of the Fund, or that are service providers, suppliers, customers, or other counterparties with respect to such companies (“competitor companies”) and may act as placement agent in respect of investment funds that are sponsored and managed by other third-party investment managers, including funds that may compete with Other Carlyle Accounts, the Fund or other advisory clients. In addition, a Carlyle
Broker Dealer may also be engaged to provide financing or other Broker Dealer Services to third parties in connection with transactions that may also be appropriate for the Fund. In some cases, these services offered to third parties in connection with a transaction may be provided concurrently with services being provided in a similar manner to the Fund even if the Fund has a competing interest with the third party. In providing such services to third parties, including to competitor companies, such
Carlyle Broker Dealer may come into possession of information that it is prohibited from acting on (including on behalf of the

Fund) or disclosing to other Carlyle affiliates as a result of applicable confidentiality requirements or applicable law, even though such action or disclosure would be in the best interests of the Fund.
In connection with selling investments by way of a public offering, a Carlyle Broker Dealer could act as the managing underwriter or a member of the underwriting syndicate. So long as any such transaction is structured in a manner such that the
Carlyle Broker Dealer does not purchase investments from the Fund, no consent of the Shareholders or the Board will be required for purposes of the Partnership Agreement and the Advisers Act.
A Carlyle Broker Dealer, a Carlyle Debt Fund or their affiliates may, from time to time hold positions in instruments or securities and/or loans issued by Portfolio Companies, including, for example, where a Carlyle Broker Dealer, a Carlyle Debt
Fund or their affiliates commit to fund the shortfall amount, if any, resulting from the incomplete syndication of debt, including loans, or equity. Under such circumstances, a Carlyle Broker Dealer, a Carlyle Debt Fund or their affiliates may commit to provide capital support for the syndication on a short-term basis (i.e., to provide certainty there will be sufficient capital to complete the proposed transaction) or fund a different instrument or security in the Portfolio Company than that held by the
Fund to facilitate the syndication. In either scenario, a Carlyle Broker Dealer, a Carlyle Debt Fund or their affiliates typically will sell its holdings prior to the Fund disposing of its investment in the Portfolio Company.
Where a Carlyle Broker Dealer serves as underwriter with respect to a Portfolio Company’s securities, the Fund will generally be subject to a “lock-up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This could prejudice the Fund’s ability to dispose of such securities at an opportune time. In addition, in circumstances where a portfolio company becomes distressed and the participants in an offering undertaken by such Portfolio Company may have a valid claim against the underwriter, the Fund would have a conflict in determining whether to sue a Carlyle Broker Dealer. In circumstances where a non-affiliate Broker
Dealer has underwritten an offering, the issuer of which becomes distressed, the Fund will also have a conflict in determining whether to bring a claim on the basis of concerns regarding the Carlyle Broker Dealer’s relationship with the Broker Dealer. On the other hand, a conflict of interest also exists to the extent the Carlyle Broker Dealer may have a valid claim against the
Portfolio Company for indemnification relating to the Carlyle Broker Dealer’s services.
A Carlyle Broker Dealer may in the future develop new businesses such as providing investment banking, advisory and other services to corporations, financial sponsors, management or other third parties. Such services may relate to transactions that could give rise to investment opportunities that are suitable for the Fund. In such case, a Carlyle Broker Dealer’s client would typically require such Carlyle Broker Dealer to act exclusively on its behalf, thereby precluding the Fund from participating in such investment opportunities. A Carlyle Broker Dealer would not be obligated to decline any such engagements in order to make an investment opportunity available to the Fund.
Other Fees. The General Partner and its affiliates are likely to be entitled to receive (i) cash and non-cash commitment, monitoring, organizational, set-up, advisory, investment banking, underwriting, syndication fees or other similar fees in connection with the purchase, monitoring or disposition of Investments by the Fund, including warrants, options, derivatives and other rights in respect of securities owned by the Fund (excluding amounts (v) received by a Carlyle Broker Dealer, (w)
received from co-investors (including co-investors of any Other Carlyle Account), (x) received by Carlyle operating executives, senior advisors and similar consultants, (y) received by members of the Global Portfolio Solutions team or by Carlyle in respect of the services thereof and (z) that are eligible to be treated as expenses of the Fund) (“Other Fees”), (ii) break-up, topping, termination and other similar fees payable in connection with unconsummated transactions by the Fund (“Break-Up Fees”) and
(iii) cash and non-cash directors’ fees, including warrants, options, derivatives and other rights in respect of securities owned by the Fund (“Directors’ Fees”), in the case of Other Fees and Break-Up Fees, net of out-of-pocket expenses incurred by the
General Partner or its affiliates in connection with the transactions out of which such fees arose, including any value added, sales or similar taxes applicable to such fees in respect of securities owned by the Fund. Shareholders will receive the benefit of certain such fees only as set forth in “Part III, Item 13. Certain Relationships and Related Transactions, and Director
Independence—Fee Offset.” With respect to the portion of Other Fees applicable to the Fund, the aggregate Management Fee paid by the Shareholders shall be reduced by an amount of 100% in such fiscal year.
Except to the extent of fees paid to the General Partner or the Investment Advisor specifically relating to the Fund’s commitment or investment of capital (in each case, as adjusted for any partial realization, refinancing, recapitalization, restructuring of or similar transaction in respect of the Investment), the Shareholders will not receive any benefit from fees that
(i) are paid to the Investment Advisor or any of its affiliates from a Portfolio Company in which an Other Carlyle Account has an interest and (ii) may be applied in whole or in part to offset management fees payable by investors in such Other Carlyle
Account, and in any event Shareholders will receive the benefit of certain such fees only as set forth in “Part III, Item 13.
Certain Relationships and Related Transactions, and Director Independence—Fee Offset.” More specifically, to the extent the receipt by the General Partner and its affiliates of any such fees results in an offset of the Management Fee payable by the

Shareholders as provided in the Partnership Agreement and/or the Advisory Agreement, such fees will first be allocated among the Fund, any Other Carlyle Accounts participating (or intending to participate) in such Investment (including the GPE funds), and any other co-investment vehicles (including any other vehicles established in connection with Carlyle’s co-investment rights as provided in the governing documents of the Other Carlyle Accounts) participating (or intending to participate) in such
Investment and any third party that invested (or, in the case of Break-Up Fees, proposed to be invested) in the same or substantially similar securities as those in which the Fund invested (or proposed to invest) and did not receive a fee in connection therewith, whether or not such third party acquired or acquires such securities in connection with the same transaction in which the Fund invested. The amount of such fees allocable to such Other Carlyle Account and co-investment vehicles will not result in an offset of the Management Fee payable by Shareholders, even if such Other Carlyle Account and co-investment vehicles provide for lower or no management fees for the investors or participants therein. The allocation of a portion of Other Fees to third-party security holders, in particular where Carlyle is a minority holder of interests in the particular Portfolio Company, creates an incentive for Carlyle to pursue investment opportunities that involve meaningful third-
party ownership. The allocation of a portion of such fees to such Other Carlyle Accounts or such other co-investment vehicles creates an incentive for Carlyle to offer co-investment opportunities and may result in Other Fees being received more frequently (or exclusively) in connection with Investments that involve co-investment. For the avoidance of doubt, the amount of such fees received by the Investment Advisor or any of its affiliates but allocable to third parties with respect to investments made through consortiums of private equity investors, partnerships, joint ventures or other similar arrangements will not result in an offset of the Management Fees payable by Shareholders.
In addition, there may be circumstances in which Carlyle enters into one or more agreements for services in connection with the acquisition, monitoring or disposition of an Investment for which the General Partner and/or its affiliates will be paid an aggregate fee for services which will not offset the Management Fee payable by Shareholders (such as Broker Dealer
Services and Global Portfolio Solutions Costs) and services which will offset the Management Fee payable by Shareholders
(such as, commitment, monitoring, organizational, set-up, advisory, investment banking, underwriting and/or syndication services). In such circumstances, the General Partner will allocate such fees among services which will and will not offset the
Management Fee for Shareholders in good faith. The General Partner will be incentivized to allocate such fees in a manner resulting in the General Partner and/or its affiliates receiving more fees which will not offset the Management Fee. A similar conflict of interest is expected to arise in whether to categorize a particular fee as an Other Fee versus a fee in exchange for
Broker Dealer Services or services provided by the Global Portfolio Solutions team. In addition, the Fund or its subsidiaries are expected to bear certain fees (which are generally expected to be de minimis) that may be paid to a Carlyle affiliate in respect of assistance provided to the Fund or such subsidiary in complying with certain local regulatory requirements in certain jurisdictions (including, for example, certain securities law licensing requirements in Mauritius), which amounts may be charged as a flat fee to the Fund or its holding vehicles and will not offset the Management Fee.
The Fund’s share of all Other Fees will be allocated among Shareholders based on percentage interests in the Investment giving rise to the applicable Other Fees (or based on proposed percentage interests in the case of net break-up fees) or as otherwise determined by the General Partner in good faith to be more equitable. In the event break-up or topping fees are paid to the General Partner and its affiliates in connection with a transaction that is not ultimately consummated, co-investment vehicles (other than the Fund, which will, for the avoidance of doubt, generally be allocated its pro rata share of net break-up and topping fees) that invest alongside the Fund will generally not be allocated any share of such break-up or topping fees;
similarly, such co-investment vehicles generally do not bear their share of broken-deal expenses (such as reverse termination fees, extraordinary expenses such as litigation costs and judgments and other expenses) for unconsummated transactions.
Operating Executives and other Consultants (as defined below) are not considered Carlyle personnel. Operating Executives and other Consultants are considered consultants who may, if applicable, be retained by Carlyle pursuant to consulting agreements, certain of which include obligations for Operating Executives or other Consultants to exclusively provide certain services to
Carlyle. Carlyle may elect to, but is not required to, bear retainer fees under these consulting agreements (and in the event
Carlyle does not bear a retainer fee, it is expected that the Fund and/or its Portfolio Companies would be expected to bear such fee). In some instances, Portfolio Companies also retain and bear the fees of these Operating Executives, members of the
Global Portfolio Solutions team or other Consultants for their services, or Operating Executives, members of the Global
Portfolio Solutions team or other Consultants may serve on the Portfolio Company’s board of directors. Any such directors’
fees or other remuneration received by Operating Executives, members of the Global Portfolio Solutions team or other
Consultants may be retained by such persons, and will not benefit the Fund or the Shareholders. In addition, a Carlyle employee that sits on the board of directors of a Portfolio Company may choose not to resign from such board following the Fund’s disposition of its Investment. Any fees received by such Carlyle employee allocable to his or her service following the Fund’s exit will be retained by such person and will not benefit the Fund or the Shareholders. Similarly, any fees received by the
General Partner and its affiliates following such time, if any, that the Management Fee ceases to accrue or the Fund exits the relevant Investment giving rise to such fees, will be retained by the General Partner or such affiliate and will not benefit the
Fund or the Shareholders. Finally, for the avoidance of doubt, any fees that accrue to the benefit of former Carlyle employees or other persons who are or become unaffiliated with Carlyle, or any fees that accrue to the benefit of a Carlyle employee prior to their association with Carlyle (even if any fee received in kind is realized or otherwise converted to cash during their tenure with Carlyle), will not benefit the Fund or the Shareholders.
In the case of monitoring fees, these may be payable as fixed dollar amounts or may be calculated as a percentage of
EBITDA (or other similar metric). The terms of a monitoring agreement may in certain instances provide for an acceleration of fees paid to the Investment Advisor or its affiliates upon termination following certain milestones, such as an initial public offering or sale, and where the lump-sum termination fee may be calculated as the present value of hypothetical foregone future payments (which in some cases may extend past the term of the Fund and may be based on an assumed growth in EBITDA or other metric used to calculate the fee) and be calculated using a discount rate as low as the risk-free rate, as determined by the
Investment Advisor. In the case of transaction fees, often times these will be calculated as a percentage of the total enterprise valuation of the transaction, which is generally the aggregate amount of funds raised (including invested capital, rolled-over equity and debt assumed or financed by the Fund and/or the Portfolio Companies and their subsidiaries and affiliates).
Moreover, Carlyle and its personnel can be expected to receive certain intangible and/or other benefits and/or perquisites arising or resulting from their activities on behalf of the Fund which will not be subject to the Management Fee offset or otherwise shared with the Fund, its Shareholders and/or the Portfolio Companies. For example, airline travel or hotel stays incurred as Fund Expenses typically result in “miles” or “points” or credit in loyalty / status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to Carlyle and/or such personnel (and not the
Fund, its Shareholders and/or the Portfolio Companies) even though the cost of the underlying service is borne by the Fund and/
or the Portfolio Companies.
Allocation of Expenses. The General Partner will have a conflict of interest in allocating certain expenses among
Shareholders of the Fund as well as among the Fund, the GPE funds and any of their other co-investment vehicles, Other
Carlyle Accounts and Carlyle. In addition, the costs of the Global Portfolio Solutions team as well as fees, costs and expenses related to in-house administrative, accounting (including tax services (e.g., tax compliance, tax oversight and tax structuring)), legal, hedging and currency management, IT systems support, and transfer pricing services provided by the General Partner or its affiliates will, as with other expenses, be allocated to the Fund, co-investment vehicles, Other Carlyle Accounts and/or other entities (either related or unrelated to the Fund) by Carlyle in accordance with its expense allocation policy (which is subject to change). Carlyle takes into account a variety of considerations when allocating expenses and uses methods that it believes are fair and reasonable. These methods vary depending on the type of expense (including, without limitation, allocations based on fee-earning assets under management, NAV, holdings percentages, number of positions held by the Fund, any parallel funds, co-investment vehicles and Other Carlyle Accounts, the number of Other Carlyle Accounts in a particular strategy and relative volume), capital commitments, invested capital and time spent or estimated to be spent on certain services without regard to the specific services provided to any Carlyle vehicle or account, including the Fund. The application of these methodologies may lead to an allocation of expenses to the Fund without the concomitant performance of services to the Fund or its Portfolio
Companies, although the Fund or its Portfolio Companies will generally be able to avail themselves of such services. Moreover, expenses may be incurred that, along with the related services, benefit other parties, including Other Carlyle Accounts or other owners in a Portfolio Company but are borne solely by the Fund. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead the Fund to bear relatively more expense in certain instances and relatively less in other instances compared to what the Fund would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment. The Fund will also bear as Fund Expenses the costs of preliminary activities related to the sourcing of investments
(such as prospecting for investments), which will include any costs or expenses incurred in connection with attending industry conferences and the costs and expenses of software (including subscription based services) designed to provide background or insights on a particular industry or geography, without regard whether the expense is incurred for a specific potential investment. Fund Expenses also include information management system expenses, which include expenses related to specialty or custom software (including software for monitoring risk, compliance and the overall portfolio) as well as any related development costs and any fees, costs and expenses related to the development, use and maintenance of electronic subscription agreements. Certain Fund Expenses have been, and may continue to be, incurred for the benefit of the Fund and CPEP Lux and will be allocated to both the Fund and CPEP Lux in Carlyle’s good faith judgment in accordance with its expense allocation policy, which may result in such expenses being allocated to the Fund and CPEP Lux on an other-than pro rata basis based on assets under management. For the avoidance of doubt, the Board may consent to a fee, cost or expense being borne by the Fund as a Fund Expense, and any such fee, cost or expense may benefit only a subset of the Shareholders or represent amounts charged by Carlyle or an affiliate of Carlyle to the Fund. In addition, the General Partner may, at its option, elect to pay (subject to adjustment as described under “Part III, Item 13. Certain Relationships and Related Transactions, and Director
Independence—Fee Offset.”) all or any portion of (i) Broken Deal Expenses and (ii) the Fund Expenses described under “Part
III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Fund Expenses.”

From time to time, Carlyle organizes events geared to prospective investors covering a variety of strategies, including the
Fund. For example, Carlyle periodically hosts roundtable discussions tailored to a particular class of investor (such as family offices), strategy or geography. The costs of such events may be allocated as organizational expenses among the relevant
Carlyle-sponsored funds that are fundraising at the time, including the Fund even if such prospective investors do not ultimately subscribe to the Fund. In addition to such events, Carlyle has held and may in the future hold one-on-one meetings with prospective investors related generally to Carlyle or the Carlyle Asia platform or that are in a preliminary stage of diligence with respect to an investment in the Fund; while such investors may ultimately not subscribe to the Fund, the expenses of such meetings could be allocated as an organizational expense of the Fund.
In addition, the allocation of Broken Deal Expenses among a GPE fund, the Fund and Other Carlyle Accounts may be based on a preliminary allocation by Carlyle of the related investment opportunity among such GPE fund, the Fund and Other
Carlyle Accounts. Such preliminary allocation may be made by Carlyle after it has been determined that an investment opportunity will not be consummated. The final allocation of an investment among a GPE fund, the Fund and Other Carlyle
Accounts may be different had such investment opportunity ultimately come to fruition. In respect of certain Other Carlyle
Accounts, Carlyle expects to allocate Broken Deal Expenses in good faith. Such allocation may be different than what the final allocation of an investment among the Fund and such Other Carlyle Accounts may have been if such investment opportunity been consummated, which may result in the Fund bearing a greater or lesser share of the Broken Deal Expenses than it would have, had Broken Deal Expenses been allocated based on, for example only, relative capital commitments of the Fund and such
Other Carlyle Accounts. See “—Allocation of Investment Opportunities with Other Vehicles; Conflicting Fiduciary Duties to
Other Collective Investment Vehicles” above. Further, Shareholders will bear and be charged all expenses, including
Organizational Expenses and Broken Deal Expenses (including in respect of any Other Carlyle Account established to purchase the relevant Investment(s), in which the Shareholders are given the opportunity to continue their investment in the relevant assets, in whole or in part pursuant to a transaction that does not proceed to close) of the Fund and its operations, regardless of when such expenses are incurred or charged, including amounts incurred prior to the admission of any Shareholder to the Fund.
For the avoidance of doubt, Broken Deal Expenses will include all fees, costs and expenses incurred in connection with the structuring, organization and offering of interests in any vehicle formed by Carlyle for co-investors to participate in a proposed
Investment that is not ultimately made. In addition, any fee, cost or expense eligible to be treated as a Fund Expense will not be treated as an Organizational Expense.
Benchmarks. Carlyle will make determinations of market rates (i.e., rates that fall within a range that Carlyle has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms) based on its consideration of a number of factors, which are generally expected to include Carlyle’s experience with non-affiliated service providers as well as benchmarking data and other methodologies determined by Carlyle to be appropriate under the circumstances. In respect of benchmarking, while Carlyle often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Carlyle affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In particular, benchmarking data for Broker Dealer Services may be more limited in certain markets in Asia than it is for the same services in the U.S. or European markets, and such data that is available may provide a broad range of rates or prices for such services in
Asian markets. In addition, benchmarking data is based on general market and broad industry overviews rather than determined on an asset by asset basis, and benchmarking may also be conducted only on a periodic basis (e.g., every few years) rather than on an ongoing or regular basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by the Fund, or the particular characteristics of services provided. For these reasons, such market comparisons may not result in precise market terms for comparable services. In certain circumstances Carlyle can be expected to determine that third party benchmarking is unnecessary, either because the price for a particular good or service is mandated by law or because in Carlyle’s view no comparable service provider offering such good or service exists or because
Carlyle has access to adequate market data to make the determination without reference to third party benchmarking. For example, Carlyle will generally not benchmark the services provided by the Global Portfolio Solutions team. Any benchmarking is not expected to be memorialized in formal reports but rather conducted on an informal basis.
For the avoidance of doubt, transactions, fees and expenses described in the Partnership Agreement will be deemed to be contemplated and approved for all purposes of the Partnership Agreement, even if the specific pricing, quantum or other terms of such transactions, fees and expenses are not specifically described in the Partnership Agreement or this report. Accordingly, the terms of such transactions will not be subject to any requirement that they be effected on an arm’s-length basis and on terms which are no less favorable to the Fund or a Portfolio Company than would be obtained in a transaction with an unaffiliated party, and as a result such transactions, fees and expenses may be higher than would be obtained in a transaction with an unaffiliated party, potentially materially so.

In connection with the foregoing, it should be noted that it may not be possible to benchmark placement and arranging services provided by a Carlyle Broker Dealer against similar services provided by other investment banks, independent placement agents or other service providers, because the services provided by such third parties are often bundled with other services which are not priced separately from one another. As a matter of commercial practice, these services are often intrinsically linked such that it is challenging to precisely allocate the pricing between these services. For example, such similar services provided by investment banks and independent placement agents often also include the provision of debt financing or underwriting of securities or debt issuances. In many cases, the Carlyle Broker Dealer will not provide debt financing or underwriting of securities or issue debt in connection with the provision of placement or arranging services to the Fund or a
Portfolio Company bundled or otherwise provided in the same way as a third-party investment bank or independent placement agent would do so. Accordingly, such services provided by a Carlyle Broker Dealer would be different than services commonly performed by persons unaffiliated with Carlyle. As a result, pricing information for the specific services provided by the
Carlyle Broker Dealer may not be practicable to obtain, and accordingly the pricing of the services provided by a Carlyle
Broker Dealer may not accurately reflect market rates. In connection with the involvement of a Carlyle Broker Dealer with the
Fund or a Portfolio Company, it may be required to engage multiple parties alongside a Carlyle Broker Dealer to provide the same bundle or level of services that a single third party would be able to provide, leading to less efficient or less effective services being provided by a Carlyle Broker Dealer to the Fund or such Portfolio Company. In this case, the services provided by a third party on a standalone basis may be more expensive given they would be provided as part of a package of other services. Further, as data available for benchmarking analyses of capital markets services, including placement and arranging services, provided to companies in Europe or Asia may be limited, Carlyle may, where possible, seek verification of any such fees charged by a Carlyle Broker Dealer from the management teams, shareholders and/or banks that are participating in the applicable financing.
The fees payable to a Carlyle Broker Dealer may be approved on the basis that the aggregate fees paid to the Carlyle
Broker Dealer and any investment bank or similar provider of capital or underwriting, collectively, are lower than the aggregate fees Carlyle determines would have been paid by the Fund or the applicable Portfolio Company in the absence of participation by the Carlyle Broker Dealer. However, in certain cases the aggregate fees payable by the Fund or the applicable Portfolio
Company may exceed those that would have been payable in the absence of the participation of the Carlyle Broker Dealer. For example, from time to time, a Carlyle Broker Dealer may be engaged on a transaction during the course of execution to the extent the Carlyle Broker Dealer or the investment team determines that the transaction execution is not proceeding as planned or where market risk to the issuer is higher than initially expected. In such cases, the compensation payable to the Carlyle
Broker Dealer would be incremental to the fees previously agreed to by the applicable issuer. While the involvement by the
Carlyle Broker Dealer in such a case may curtail the potential increase of pricing payable by the issuer or other deterioration of terms affecting the transaction documentation, for example by avoiding the exercise by such underwriters of “market flex”
rights, there can be no assurances that Carlyle’s involvement will have such an effect.
For purposes of benchmarking fees payable to a Carlyle Broker Dealer, depending on the circumstances, OID (original issue discount) provided to initial purchasers may or may not be taken into account, even if such OID is not available to all purchasers. There are significant challenges in establishing the arms-length nature of fees payable in respect of certain broker dealer services. Any fees approved by Carlyle’s Capital Markets Oversight Committee which is currently comprised of senior
Carlyle executives familiar with the Broker Dealer Services, will be deemed to be on an arms-length basis. Carlyle will not be required to request or obtain third-party estimates or quotations prior to a Carlyle Broker Dealer agreeing on terms with a
Portfolio Company with respect to Broker Dealer Services.
Where a Portfolio Company is owned jointly with clients of one or more other investment advisors, a Carlyle Broker
Dealer may provide services to such Portfolio Company alongside broker dealers that are affiliates of such other investment advisors. In such a case, the fees payable to the Carlyle Broker Dealer and such other broker dealers will be shared on a basis agreed between the Carlyle Broker Dealer and such other broker dealers which may be based on relative ownership of the
Portfolio Company rather than the services provided by the Carlyle Broker Dealer and such other broker dealers, respectively.
Such an allocation may result in a Carlyle Broker Dealer receiving fees that are different from the fees received in other circumstances for similar services.
Other Activities of Management. Carlyle personnel (including the Fund’s investment advisory team, members of the investment committee of the General Partner, finance, legal and investor services professionals and other Carlyle professionals)
will devote such time as shall be reasonably necessary to conduct the business affairs of the Fund in an appropriate manner.
Carlyle personnel will work on the business and operation of Carlyle and other projects, including Carlyle’s existing corporate buyout investments and Other Carlyle Accounts, and therefore, conflicts exist in the allocation of resources, including due to
Carlyle’s internal policies, including information barrier policies, and compliance with applicable law and regulation. See “—
Carlyle Policies and Procedures” below.

Outside Activities of Co-Founders and Other Personnel. Carlyle personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles outside of Carlyle, as well as engage in other personal trading activities relating to companies, assets, securities or instruments outside of Carlyle (subject to Carlyle’s policies and procedures (including its code of ethics), the governing agreements of Other Carlyle Accounts), some of which will involve conflicts of interest. Such investments may divert such personnel’s time and attention away from the affairs of the Fund and the Other Carlyle Accounts. In addition, the investment vehicles in which such personnel may invest may compete with the Fund and Other Carlyle Accounts for investment opportunities. In some cases, the Fund, Other Carlyle
Accounts or their portfolio companies may purchase or sell companies or assets from or to, or otherwise transact with, such other investment vehicles. Although conflict mitigation strategies may be put into place with respect to a particular circumstance as determined by Carlyle, there can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of Carlyle, the Fund or an Other Carlyle Account.
For example, as noted above, David M. Rubenstein and Daniel A. D’Aniello, co-founders of Carlyle, are no longer involved in the day-to-day operations of Carlyle. In addition, the co-founders and other Carlyle personnel may make investments away from the Fund and Other Carlyle Accounts, to the extent permitted under the governing documents of such
Other Carlyle Accounts, which nonetheless may compete with the Fund and such Other Carlyle Accounts. The co-founders and other Carlyle personnel also may make significant passive investments in third party investment funds which may compete with the Fund and Other Carlyle Accounts.
Post-Exit Management. Following the sale of a Fund investment to a third party (including, for the avoidance of doubt,
Fortitude Re, Ceding Companies, beneficial owners of Other Carlyle Accounts and any of their affiliates), Carlyle may receive a fee or other compensation from the buyer of such investment in return for providing post-sale advisory, management and/or operations services to the buyer with respect to management of such investment and any such compensation will not be considered Other Fees, Break-Up Fees or Directors’ Fees and will not offset the Management Fee.
Segregated Units. Certain Carlyle business units operate (including sponsoring and advising investment funds, vehicles and accounts) behind an information barrier designed to insulate confidential information between such business unit and
Carlyle’s GPE and real asset business units (“Segregated Units”). For example, Carlyle has established an information barrier between Carlyle’s Global Credit segment, on the one hand, and the rest of Carlyle, on the other, which restricts the communications of Carlyle’s Global Credit segment with other Carlyle investment professionals as set forth in the information barrier policy. Carlyle has also erected an information barrier between Carlyle AlpInvest and the rest of Carlyle. This is designed to address similar risks as the Global Credit information barrier including failure to secure the flow of confidential information between Carlyle AlpInvest and the rest of Carlyle, including Global Credit. Similarly, an information barrier has also been expected to control the flow of commercially sensitive information from the Carlyle AlpInvest segment to the rest of the Firm. Carlyle may establish additional Segregated Units in the future. The provisions of the governing documents of the
GPE funds and the Partnership Agreement will generally not restrict the activities of any Segregated Unit of Carlyle, or funds, accounts or vehicles sponsored or managed by such Segregated Unit, or require that any opportunity available to such
Segregated Unit be shared with the GPE funds (and therefore the Fund). Segregated Units may on any given occasion compete with the GPE funds (and the Fund) for the same investment opportunity. Additionally, in the future, Carlyle may acquire a business that may or may not be behind an information barrier that could compete with the GPE funds (and the Fund) for investment opportunities. In addition, a Segregated Unit (or an Other Carlyle Account operating as part of Segregated Unit)
may take or seek to take actions that are to the detriment of a GPE fund and the Fund. For example, a Segregated Unit or such
Other Carlyle Account may finance or otherwise support a third party that is in competition with a GPE fund and the Fund for an investment opportunity, such as in an auction situation.
Asset-Backed Facilities. It is possible that the General Partner may fund the making of Investments and other permissible items under the Partnership Agreement with proceeds from drawdowns under one or more revolving credit facilities (the collateral for which can be, for example, one or more assets of the Fund, i.e., asset-backed facilities). The interest expense and other costs of any such borrowings will be Fund Expenses and, accordingly, decrease net returns of the Fund.
Joint Venture Partners. Some of the third-party operators and joint venture or consortium partners with whom the General
Partner may elect to co-invest the Fund’s capital have preexisting investments with Carlyle. Accordingly, due to such investor’s actual or perceived influence on Carlyle, there may be a potential conflict of interest with respect to a particular investment and there can be no assurance that any such conflict will be resolved in favor of the Fund. The terms of these preexisting investments may differ from the terms upon which the Fund invests with such operators and partners. To the extent a dispute arises between Carlyle and such operators and partners, the Fund’s Investments relating thereto may be affected.
Investments in Which Another Carlyle Fund Has a Different Principal Investment. The Fund may make Investments in
Portfolio Companies in which Other Carlyle Accounts (including Carlyle Debt Funds) have or are concurrently making a different principal investment (e.g., a mezzanine, debt or preferred investment) at the time of the Fund’s Investment, and investment funds that have been or may be formed by Carlyle may invest in companies or other entities in which the Fund has made an Investment. In such situations, the Fund and such Other Carlyle Account may have conflicting interests (e.g., over the terms of, or actions taken with respect to, their respective investments), and Carlyle could have an incentive to cause the
Portfolio Company to offer more favorable terms to such Other Carlyle Account in certain transactions than it would from a third party. If the Portfolio Company in which the Fund has an equity Investment and in which an Other Carlyle Account has a mezzanine, debt or preferred investment becomes distressed or defaults on its obligations under the mezzanine, debt or preferred investment, Carlyle may have conflicting loyalties between its duties to the Fund and to such Other Carlyle Account.
In order to mitigate any such conflicts of interest, the Fund may recuse itself from participating in any decisions relating or with respect to such Investment or the applicable investments by Other Carlyle Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Carlyle to act on behalf of the Fund. Despite these, and any of the other actions described below that Carlyle may take to mitigate the conflict, Carlyle may be required to take action when it will have conflicting loyalties between its duties to the Fund and such Other Carlyle
Accounts, which may adversely impact the Fund. In that regard, actions may be taken for Other Carlyle Accounts that are adverse to the Fund (and vice versa). For example, an Other Carlyle Account that has a mezzanine, debt or preferred investment in a Portfolio Company of the Fund may take actions for such Other Carlyle Account’s benefit, particularly if the Fund’s
Investment is in financial distress, which may adversely impact the value of the Fund’s subordinated interests. In addition, conflicts may arise in determining the amount of an Investment, if any, to be allocated among the potential investors and the respective terms thereof. There can be no assurance that the return on the Fund’s Investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. It is possible that in a bankruptcy, insolvency or similar proceeding the Fund’s interest may be subordinated or otherwise adversely affected by virtue of the involvement and actions of an Other Carlyle Account relating to its investment. If the Fund recuses itself from decision-making, it will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Carlyle would not have made. In addition, under certain circumstances, the Fund may be prohibited (or refrain) from decision-making or exercising other rights it would otherwise have with respect to a Portfolio Company, as a result of the Fund’s affiliation with
Other Carlyle Accounts that own different interests in such Portfolio Company. While Carlyle will seek, where applicable, to have a third-party exercise rights on behalf of the applicable fund for purposes of exercising voting rights and/or managing any conflicts of interest related to such investments (which may include third-party co-investors or independent representatives), in certain instances such investments may be made without any such third-party participation (for example, because the Fund owns or acquires the entirety of the relevant instrument or tranche), and in such circumstances the absence of any such third party could adversely affect the Fund or its interest in the Portfolio Company (or the applicable Other Carlyle Account(s)) or its ability to effectively mitigate such conflicts of interest.
Except to the extent of fees paid to the General Partner specifically relating to the Fund’s capital commitment or investment of capital, the Shareholders will in no way receive any benefit from fees paid to any affiliate of the General Partner from a Portfolio Company and in any event Shareholders will receive the benefit of such fees only as set forth in “Part III, Item
13. Certain Relationships and Related Transactions, and Director Independence—Fee Offset.”
In addition, Carlyle may structure an Investment to permit any Carlyle fund or managed account whose investment objectives include the acquisition or issuance of debt, regardless of the geographic focus of such fund or managed account
(each, a “Carlyle Debt Fund”) to participate in the debt tranche of an Investment (in addition to participating in the equity tranche in accordance with the provisions described above); provided that a Carlyle Debt Fund may only lead such a debt tranche (i) if one or more parties unaffiliated with Carlyle underwrite such debt tranche or (ii) with the approval of the Board.
Related Financing of Counterparties to Acquire Assets from, or Sell Assets to, the Fund and its Portfolio Companies. In
certain transactions, a Carlyle Debt Fund or an Other Carlyle Account will commit to and/or provide financing to third parties that bid for and/or purchase assets from the Fund and its Portfolio Companies. In addition, the Fund and its Portfolio
Companies will from time to time purchase assets or portfolio companies from third parties that obtain, or currently have outstanding, debt financing from Carlyle Debt Funds or Other Carlyle Accounts. Although Carlyle believes that the participation by Carlyle Debt Funds and Other Carlyle Accounts in such debt financings could be beneficial to the Fund by supporting third parties in their efforts to bid on the sale of assets by, and to sell assets to, the Fund and its Portfolio Companies,
Carlyle will have an incentive to cause the Fund or relevant Portfolio Company to select to sell an asset to, or purchase an
Investment or asset from, a third-party that obtains debt financing from a Carlyle Debt Fund or an Other Carlyle Account to the potential detriment of the Fund. For example, although the price is often the deciding factor in selecting from whom to acquire, or to whom to sell, an asset, other factors at times influence the buyer or seller, as the case may be. Although not limited to such arrangements, this type of financing could, for example, be provided through pre-arranged “staple” financing packages arranged and offered by Carlyle to potential bidders for the relevant Portfolio Company or interest. Carlyle could therefore cause the Fund or a Portfolio Company to sell an asset to, or buy an asset from, a third-party that has received financing from a
Carlyle Debt Fund or an Other Carlyle Account, even when such third party has not offered the most attractive price. Any such financing arrangements will be subject to Carlyle’s policies and procedures for addressing conflicts. Carlyle will face conflicts of interest where any such Carlyle Debt Fund or Other Carlyle Account provides such acquisition financing, in particular in respect of its incentives to select a bidder using such financing for the purposes of creating an investment opportunity for such
Carlyle Debt Fund or Other Carlyle Account and, potentially, related arranging fees for a Carlyle Broker Dealer, notwithstanding that the relevant bid is below market or otherwise does not reflect on an overall basis the best available terms.
The Shareholders rely on Carlyle to select in its sole discretion the best overall buyer in sales of, and the best overall seller in the acquisition of, Fund assets despite any conflict related to the parties financing the buyer or seller, as applicable.
Portfolio Company Relationships. The Fund’s Portfolio Companies may be counterparties or participants in agreements, transactions or other arrangements with Portfolio Companies of Other Carlyle Accounts or other Carlyle affiliates that, although
Carlyle determines to be consistent with the requirements of the governing agreements of such Other Carlyle Accounts, may not have otherwise been entered into but for the affiliation with Carlyle, and which may involve fees and/or servicing payments to Carlyle-affiliated entities which are not subject to the Management Fee offset provisions described in “Part III, Item 13.
Certain Relationships and Related Transactions, and Director Independence—Fee Offset.” Such fees and/or servicing payments generally are expected to be at or below market rates or otherwise at rates that Carlyle believes are reasonable, although Carlyle does not expect to obtain benchmarking data in respect of all such fees and/or servicing payments, or that relevant comparisons will be available to the extent it, from time to time, seeks such benchmarking data. To the extent that a portfolio company of an Other Carlyle Account is providing such a service, such portfolio company and such Other Carlyle
Account will benefit. Further, the benefits received by the particular portfolio company providing the service may be greater than those received by the Fund and its portfolio companies providing the service. Portfolio companies directly or indirectly owned by Other Carlyle Accounts may provide services to the Fund and its Investments and one or more such portfolio companies may be providing such services exclusively to Carlyle or one or more other Carlyle portfolio companies, from time to time or in the normal course of business. In addition, for example, Carlyle may, like other private equity firms, in the future cause Portfolio Companies to enter into agreements regarding group procurement, benefits management, data management and/
or mining, technology development, purchase of title and/or other insurance policies (which may be pooled across portfolio companies and discounted due to scale) and other similar operational initiatives that may result in fees, commissions or similar payments and/or discounts being paid to the Investment Advisor or its affiliates or to a Portfolio Company, including related to a portion of the savings achieved by the Portfolio Company. In addition, portfolio companies of Other Carlyle Accounts may do business with, support or have other relationships with competitors of the Fund’s Portfolio Companies, and in that regard prospective investors should not assume that a company related to or otherwise affiliated with Carlyle will only take actions that are beneficial to or not opposed to the interests of the Fund and its Portfolio Companies. For example, it is possible that certain portfolio companies of the Other Carlyle Accounts or companies in which the Other Carlyle Accounts have an interest will compete with the Fund for one or more investment opportunities. In addition, it is possible that one or more Portfolio
Companies of the Fund may look to buy or sell a business or asset to or from a portfolio company of an Other Carlyle Account
(or to or from the Other Carlyle Account itself).
With respect to transactions or agreements with Portfolio Companies, if unrelated officers of a Portfolio Company have not yet been appointed, Carlyle may be negotiating and executing agreements between Carlyle and/or the Fund on the one hand, and the Portfolio Company or its affiliates, on the other hand, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. The measures Carlyle may use to mitigate such conflicts include involving outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms.
Additionally, Carlyle may hold equity or other investments in companies or businesses (even if they are not “affiliates” of
Carlyle) that provide services to or otherwise contract with portfolio companies. In connection with such relationships, Carlyle may also make referrals and/or introductions to portfolio companies (which may result in financial incentives (including additional equity ownership) and/or milestones benefitting Carlyle that are tied or related to participation by portfolio companies). The Fund and the Shareholders will not share in any fees or economics accruing to Carlyle as a result of these relationships and/or participation by portfolio companies.
With respect to transactions or agreements with portfolio companies, if unrelated officers of a portfolio company have not yet been appointed, Carlyle may be negotiating and executing agreements between Carlyle and/or the Fund on the one hand, and the portfolio company or its affiliates, on the other hand, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures Carlyle may use to mitigate such conflicts is involving outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms.
Data. Carlyle receives or obtains various kinds of data and information from the Fund, Other Carlyle Accounts and their portfolio companies, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” Carlyle may be better able to identify commercial trends or financial opportunities, and otherwise enhance and improve operations of Portfolio Companies of the Fund and Other Carlyle

Accounts, as a result of its access to (and rights regarding) this data and information from the Fund, Other Carlyle Accounts and their portfolio companies. Carlyle also intends to utilize such data for the purposes of identifying new investment opportunities for the Fund and Other Carlyle Accounts. Although Carlyle believes that these activities improve Carlyle’s investment management activities on behalf of the Fund and Other Carlyle Accounts, information obtained from the Fund and its Portfolio
Companies also provides material benefits to Carlyle and Other Carlyle Accounts without compensation or other benefit accruing to the Fund or the Shareholders. For example, information from a Portfolio Company owned by the Fund may enable
Carlyle to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Carlyle and Other Carlyle Accounts that do not own an interest in the Portfolio Company, without compensation or benefit to the Fund or its Portfolio Companies. Portfolio Companies may incur incremental expenses in collecting and organizing information requested or required to be furnished to Carlyle. Any such expenses will be borne indirectly by the Fund.
Furthermore, except for (a) contractual obligations to third parties to maintain confidentiality of certain information, (b)
policies, practices and procedures designed to ensure confidentiality of trade secrets and (c) compliance with applicable data privacy laws, laws prohibiting insider trading, anti-competition laws and laws protecting national security interests, Carlyle is generally free to use data and information from the Fund’s activities in its sole discretion for the benefit of Carlyle and Other
Carlyle Accounts, including to trade for the benefit of Carlyle or an Other Carlyle Account. For example, Carlyle’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a
Portfolio Company in the same or related industry. Such trading may provide a material benefit to Carlyle or an Other Carlyle
Account without compensation or other benefit to the Fund or Shareholders. Additionally, Carlyle may be able to monetize such data in a more direct fashion, including by selling such data or derivatives thereof to third parties or contributing such data to one or more entities in which Carlyle has an ownership interest that would provide services based in whole or in part on such data.
The sharing and use of “big data” and other information presents potential conflicts of interest and the Shareholders acknowledge and agree that any benefits received by Carlyle or its personnel will not be subject to the Management Fee offset provisions or otherwise shared with the Fund or Shareholders. As a result, Carlyle has an incentive to pursue Investments that have data and information that can be utilized in a manner that benefits Carlyle and Other Carlyle Accounts, and may include covenants in acquisition agreements that require Portfolio Companies to periodically provide specified data to Carlyle.
Interests in Third-Party Investment Managers. Certain Other Carlyle Accounts may make investments in third-party investment managers or their investment vehicles with which the Fund may engage in various transactions from time to time, including purchases or sales of Portfolio Companies. Although these third-party investees may not be deemed to be affiliates of
Carlyle due to the limited voting rights or other terms of the investments made by such Other Carlyle Accounts, such Other
Carlyle Accounts would have an indirect economic interest in any transactions between the Fund and such third-party investment managers or their investment vehicles. The Fund and the Shareholders will not share in any of the economic interest of such Other Carlyle Accounts in such transactions.
Investments Alongside Other Carlyle Accounts. The Fund is expected to invest alongside Other Carlyle Accounts
(including co-investment or other vehicles in which Carlyle or its personnel invest and that co-invest with such Other Carlyle
Accounts) in Investments that are suitable for both the Fund and such Other Carlyle Accounts. Even if the Fund and such Other
Carlyle Accounts invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, political, national security, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for the Fund and such Other Carlyle Accounts may not be the same. Additionally, the Fund, such Other Carlyle Accounts and/or Carlyle will generally have different investment objectives (including return profiles) and
Carlyle, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities. This may result in situations where the Fund may prefer to remain invested in a Portfolio Company but exits its position due to a sale by an Other Carlyle Account, or situations where the Fund wishes to sell its interest in a Portfolio Company to create liquidity but is unable to as a result of the impact such a sale could have on the Other Carlyle Account(s) invested in such Portfolio Company. Such Other Carlyle Accounts may also have certain governance rights for legal, regulatory or other reasons that Carlyle will not have. As such, the Fund and such Other
Carlyle Accounts and may dispose of any such shared investment at different times and on different terms, and investors therein may receive different consideration (e.g., the Shareholders in the Fund may receive cash whereas other investors in Other
Carlyle Accounts may be provided the opportunity to receive distributions in kind in lieu thereof).
Moreover, while Carlyle generally seeks to use reasonable efforts to avoid cross-guarantees and other similar arrangements, it is possible that a counterparty, lender or other unaffiliated participant in such transaction requires or desires facing only one fund entity or group of entities, which may result in (i) any of the Fund, the GPE funds and/or such Other
Carlyle Account (including co-investment vehicles formed for third party investors and/or Carlyle personnel) being solely liable with respect to its own and such third party for such other funds’ or vehicles’ share of the applicable obligation and/or (ii) any of the Fund, the GPE funds and/or such Other Carlyle Account being jointly and severally liable for the full amount of such applicable obligation, in each case which may result in the Fund, the GPE funds and/or such Other Carlyle Account entering into a back-to-back or other similar reimbursement agreement. In such situations it is not expected that any of the Fund, the
GPE funds and/or such Other Carlyle Accounts would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third-party counterparty. Furthermore, as a result of the incurrence of indebtedness on a joint and several or cross-collateralized basis, (e.g., in respect of an Investment owned by both the Fund and one or more Other Carlyle
Accounts), the Fund may be required to contribute amounts and bear expenses in excess of its pro rata share, including additional capital to make up for any shortfall if such vehicles are unable to repay their pro rata share of such indebtedness.
Moreover, subject to any express consents required by the Partnership Agreement or the Advisers Act, the Fund is
expected to make investments in companies in which Other Carlyle Account(s) have pre-existing investments. For example, portfolio companies of Other Carlyle Accounts may raise additional capital in the future at a time when the applicable Other
Carlyle Account does not have sufficient reserves to take its pro rata share of such capital raise, or Carlyle otherwise determines that such Other Carlyle Account should not participate in such capital raise, and in such instances the Fund may take up to the full amount that such Other Carlyle Accounts does not participate in. Given the potential benefits to the Other Carlyle
Accounts and/or Carlyle itself (including, for example, as a result of higher valuations on its investment, the potential receipt of proceeds from the Fund’s investment or, if the company is distressed, the potential for additional financial support), Carlyle may be incentivized to cause the Fund to invest in such companies and there can be no assurances that the related conflicts of interests (including as it relates to the valuation at which the Fund invests) will be resolved in a manner favorable to the Fund.
In instances where the Fund invests at a significantly higher (or lower) valuation than the Other Carlyle Accounts, or invests in a different part of the capital structure, the Fund and such other vehicle(s) will potentially have conflicting interests in the event the value of the company declines (or increases) following the time of the Fund’s investment. Carlyle may obtain a fairness opinion (if so required or, if not, if Carlyle so chooses in its sole discretion) or rely on other third party indicia of value in connection with the Fund’s subsequent investment.
Carlyle’s ownership of a Portfolio Company may influence the decision of Portfolio Company management to participate in a purchase or sale transaction involving a GPE fund, the Fund or an Other Carlyle Account in respect of the Portfolio
Company, and accordingly the price or other terms on which Portfolio Company management determine to transact with such
GPE fund, Other Carlyle Account and the Fund may not be those on which a third party would participate. In addition,
Portfolio Company management or other persons may participate in a Portfolio Company purchase or sale transaction for purposes of the foregoing via a “roll” transaction in which their preexisting interest of a Portfolio Company are reinvested in the Portfolio Company. These transactions may not involve the investment of additional capital by management or such other persons. The lack of additional capital invested in a Portfolio Company may likewise cause Portfolio Company management or other persons to participate on price or other terms on which third parties investing additional capital in the Portfolio Company would not participate. As a result of the foregoing, the participation of management in a transaction involving a GPE fund, the
Fund and Other Carlyle Account may permit the Fund to sell interests in a Portfolio Company to an Other Carlyle Account,
without the consent of the Board, at a price or on other terms that may not be as favorable to the Fund that would be obtained in a transaction not involving an Other Carlyle Account.
Transactions with Potential and Actual Shareholders and Co-Investors. Prospective investors should note that the
General Partner and its affiliates from time to time engage in transactions with prospective and actual Shareholders and co-
investors that entail business benefits to such investors, including, for the avoidance of doubt, beneficial owners of Other
Carlyle Accounts and any of their affiliates. Such transactions may be entered into prior to, or coincident with, an investor’s admission to the Fund (or commitment to co-invest) or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to the Fund, the GPE funds, Other Carlyle Accounts and their respective Portfolio
Companies. Examples include the ability to co-invest alongside Carlyle funds, investments in Other Carlyle Accounts, sales of companies or assets to limited partners or co-investors and recommendations to underwriters for allocations in initial public offerings or loans to co-investors (or joint venture partners) by Carlyle or a Carlyle fund. Investing in the Fund does not give investors access to any such transactions.
Carlyle Capital Commitment. While the Partnership Agreement restricts the ability of the General Partner to assign, pledge, charge or otherwise transfer all or any portion of its interest as the general partner of the Fund, such restriction does not apply to the General Partner’s capital interest in the Fund and does not restrict the owners of the General Partner from pledging or otherwise transferring their interests in the General Partner. In addition, the Partnership Agreement does not restrict the ability of the direct and indirect owners of the General Partner and entities through which Carlyle invests its side-by-side commitment to pledge or otherwise transfer their interests in such entities.
Personnel. The Investment Advisor and its affiliates from time to time hire short-term or long-term personnel (including secondees or interns) who are employees, relatives of or are otherwise associated with an investor, Portfolio Company or a service provider. Although reasonable efforts are made to mitigate any potential conflicts of interest with respect to each particular situation, there is no guarantee that the Investment Advisor can control for all such potential conflicts of interest, and there may continue to be an ongoing appearance of a conflict of interest. For example, certain employees and other professionals of Carlyle have family members or relatives that are actively involved in the private equity industry and/or have business, personal, financial or other relationships with companies in the private equity industry (including the advisors and service providers described above), which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors or owners of companies or assets which are actual or potential investments of the Fund or other counterparties of the Fund and the Portfolio Companies and/or assets. Moreover, in certain instances, the Fund and the Portfolio Companies may purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, the Partnership Agreement will not preclude the Fund from undertaking any particular investment activity and/or transaction. To the extent Carlyle determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined to be appropriate by the General Partner.
In addition, from time to time, certain Carlyle personnel (including secondees and temporary personnel or consultants that may be short-term or long-term arrangements) may be seconded to one or more Portfolio Companies and provide finance, administrative and other services to such Portfolio Companies and the compensation for such personnel during the secondment will be borne by such Portfolio Companies (in whole or in part). To the extent Carlyle receives any fees or expense reimbursement from the Portfolio Companies with respect to such personnel, they will not be subject to the Management Fee offset provisions of the Advisory Agreement and the Shareholders may not receive the benefit of such fees or reimbursements.
Such personnel may also be seconded to one or more investors.
Carlyle Policies and Procedures. Policies and procedures implemented by Carlyle from time to time (including as may be implemented in the future) to mitigate actual or potential conflicts of interest and address certain regulatory requirements and contractual restrictions could at times reduce the synergies across Carlyle’s areas of operation or experience that the Fund expects to draw on for purposes of pursuing attractive investment opportunities for the Fund. Because Carlyle has other activities beyond the Fund, it is subject to a number of actual and potential conflicts of interest, additional regulatory considerations and more legal and contractual restrictions than that to which it would otherwise be subject if it focused only on the Fund. As a consequence, information, which could be of benefit to the Fund, might become restricted to certain businesses units within Carlyle and otherwise be unavailable to the Fund. Carlyle may implement certain policies and procedures that may reduce the positive synergies that Carlyle seeks to cultivate across its businesses through the One Carlyle approach. For example, Carlyle has established an information barrier between Carlyle’s Global Credit segment, on the one hand, and the rest of Carlyle, on the other, which restricts the communications of Carlyle’s Global Credit segment with other Carlyle private equity professionals as set forth in the information barrier policy. In that regard, it is not generally expected that investment personnel involved in the day to day affairs of the Fund will discuss any issuer specific information with other members of
Carlyle outside of the Global Private Equity segment, such as the personnel devoted to Carlyle’s credit activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which Carlyle or an Other Carlyle Account has or has considered making an investment or which is otherwise an advisory client of Carlyle may restrict or otherwise limit the ability of the Fund and/or its Portfolio Companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies.
Risks Arising from Contractual Restrictions under M&A Documentation. While Carlyle has sought to, and will continue to seek to, resist, mitigate and manage contractual restrictions requested by investment counterparties, non-competition undertakings and analogous agreements are becoming increasingly prevalent in international M&A and any restrictions
(whether in existence under current investment documentation or to be negotiated under future investment documents) may have consequences that are adverse to the interests of the Fund, such as, for example and without limitation, adversely affecting the ability of the Fund to participate in certain sectors and/or geographies. Further, Carlyle may enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although may be intended to provide greater opportunities for the Fund, may require the Fund to share such opportunities or otherwise limit the amount of an opportunity the
Fund can otherwise take.
Service Providers and Deal Sourcers. Services required by the Fund (including some services historically provided by
Carlyle to its investment funds) may for certain reasons, including efficiency considerations, be outsourced in whole or in part to third parties in the discretion of Carlyle in connection with the operation of the Fund, and Carlyle will have an incentive to outsource such services at the expense of the Fund in order to leverage the use of Carlyle’s employees. Such outsourced services may include, without limitation, deal sourcing, asset management, information technology, licensed software, data processing, trading, settlement, client relations, administration, custodial, accounting, legal and tax support and other services.
Outsourcing may not occur uniformly for all Carlyle managed vehicles and accounts and, accordingly, certain costs may be incurred by the Fund through the use of third-party service providers that are not incurred for comparable services used by
Carlyle managed vehicles and accounts. The decision by Carlyle to initially perform particular services in house for the Fund will not preclude a later decision to outsource such services, or any additional services, in whole or in part to third parties. The costs, fees or expenses of any such third-party service providers will be treated as Fund Expenses borne by the Fund, thereby increasing the expenses borne by the Shareholders. Carlyle will determine (in its discretion based on relevant experience, its belief regarding market practice and such other factors as it determines relevant under the circumstances) the fees, carried interest and other consideration payable to deal “sourcers” (who may be exclusive to Carlyle), asset managers and other service providers.
Moreover, certain advisors and other service providers, or their affiliates (including, without limitation, accountants, administrators, lenders, bankers, brokers or other deal “sourcers,” attorneys, consultants, custodians, investment or commercial banking firms and certain other advisors and agents) to the Fund, Carlyle or their Portfolio Companies may also provide goods or services to or have business, personal, political, financial or other relationships with Carlyle, its affiliates, its employees and
Portfolio Companies. Certain Carlyle employees have ownership interests in certain service providers to the Fund, Other
Carlyle Accounts, the GPE funds and/or other Carlyle entities. Such advisors and service providers may be (i) investors in the
Fund, Other Carlyle Accounts, the GPE funds or other Carlyle entities, (ii) affiliates of Carlyle, the General Partner and/or their affiliates, (iii) sources of investment opportunities for the GPE funds; (iv) co-investors or counterparties or (v) entities in which
Carlyle and/or its managed funds has an investment, and payments by the Fund and/or such Portfolio Companies may indirectly benefit Carlyle, Other Carlyle Accounts and/or such other Carlyle entities. These relationships and the potential for leveraging the capabilities of its personnel through the use of service providers (such as, for example, deal “sourcers” and operating or development partners who, in each case, may be exclusive to Carlyle) may influence Carlyle in deciding whether to select such a provider to perform services for the Fund or a Portfolio Company (the cost of which will generally be borne directly or indirectly by the Fund or such Portfolio Company, as applicable).
Further, in this regard, the Fund and its Portfolio Companies may also engage in transactions or enter into service arrangements with one or more businesses in which Carlyle holds an interest directly, not through one of its funds, including the businesses described below. Any fees charged or costs incurred in connection with such transactions or service arrangements may be borne by the Fund as a Fund Expense, or, to the extent charged to a Portfolio Company, would be borne indirectly by the Fund. These businesses will, in certain circumstances, also enter into transactions or service arrangements with other counterparties of the Fund and its Portfolio Companies, as well as service providers, vendors and the Shareholders.
Carlyle would benefit from these transactions and activities through current income and creation of enterprise value in these businesses. No fees charged by these service providers and vendors are expected to offset or reduce Management Fees.
Furthermore, Carlyle, Other Carlyle Accounts and their portfolio companies and their affiliates and related parties will use the services of these businesses, including at different rates. Although Carlyle believes the services provided by these businesses are equal or better than those of third parties, Carlyle directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest. See also “—Benchmarks” above regarding Carlyle’s determinations of market rates.
Carlyle-related service providers and vendors, include, without limitation SESAMm, an early stage private company which is expected to provide data analytics and artificial intelligence solutions (including for purposes of determining sentiment trends) for certain corporate and deal-related work in respect of Other Carlyle Accounts, as well as potentially the Fund, and in which Carlyle owns a minority share of the outstanding equity securities and has certain liquidation, purchase and exit rights in connection therewith. The existence of these relationships could potentially create conflicts of interest. For instance, Carlyle may be more likely to engage SESAMm to provide data analytics services in respect of the Fund, in each case given the existing relationship and investment.
Notwithstanding the foregoing, investment transactions that require the use of a service provider will generally be allocated to service providers on the basis of Carlyle’s judgment as to best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research believed to be of benefit.
In addition, Carlyle will engage one or more fund administrators to perform certain functions in relation to the Fund, including but not limited to, coordination of the Fund’s legal entity management function, execution and recordkeeping associated with applicable tax elections and filings, support for Carlyle’s valuation process and support of certain investor correspondence, investor data management and reporting requests as well as data collection required for various regulatory reporting that the
Fund is obligated to comply with. Certain employees of such fund administrators dedicate substantially all of their time to
Carlyle investment funds and spend all or a significant majority of their business time at the Carlyle offices. In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to Carlyle, the General Partner, the Investment Advisor or their affiliates as compared to services provided to the Fund and its Portfolio Companies, which may result in more favorable rates or arrangements than those payable by the Fund or such Portfolio Companies. Moreover, the Fund or the Investment Advisor may not be in a position to verify the risks or reliability of such third-party service providers. The Fund may suffer adverse consequences from actions, errors or failure to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them.
Operating Executives and Other Consultants. Carlyle engages and retains strategic advisors, consultants, senior advisors,
Operating Executives, venture partners and other similar professionals (including professionals with a variety of titles within the Carlyle organization), which may include former Carlyle employees and/or employees of investment firms wholly-owned by Carlyle (collectively, the “Consultants”), who are not employees or affiliates of Carlyle and who are expected, from time to time, to receive payments from, or allocations with respect to, Portfolio Companies (as well as from Carlyle or the Fund). In such circumstances, such payments from, or allocations with respect to, the Fund and/or its underlying assets may be treated as
Fund Expenses and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by
Carlyle, be deemed paid to or received by Carlyle and such amounts will not be subject to the Management Fee offset provisions of the Partnership Agreement. These Consultants as well as current and former executive officers of Carlyle portfolio companies often have the right or may be offered the ability to co-invest alongside the GPE funds and Other Carlyle
Accounts, including in those Investments in which they are involved (and for which they may be entitled to receive performance-related incentive fee, which will reduce the Fund’s returns), or otherwise participate in equity plans for management of any such Portfolio Company, or invest directly in a GPE fund or vehicle(s) controlled by such GPE fund subject to reduced or waived management fees, and/or carried interest, including after termination of their engagement by or other status with Carlyle (which generally would reduce the amount invested by the GPE fund and, in turn, the Fund in any
Investment). Additionally, and notwithstanding the foregoing, these Consultants as well as current and former executive officers of Carlyle portfolio entities may be (or have the preferred right to be) investors in Portfolio Companies (which, in some cases, may involve agreements to pay performance fees to such persons in connection with the Fund’s investment therein, which will reduce the Fund’s returns). For the avoidance of doubt, the existing or potential rights described in the foregoing, whether or not considered compensation paid in connection with services to the Fund or Portfolio Companies, will not be subject to the Management Fee offset provisions of the Partnership Agreement. The nature of the relationship with each of the
Consultants and the amount of time devoted or required to be devoted by them varies considerably. In some cases, they provide the general partners of the GPE funds insights and feedback on investment themes, assist in transaction due diligence, make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles and serve as executives or directors on the boards of portfolio companies, contribute to the origination of new investment opportunities or serve in deal finder roles. The services provided by any one Consultant or Consultants generally may expand over time, including during the term of the Fund. In certain instances, Carlyle has formal arrangements with these Consultants, management teams for operating platforms and/or other professionals (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement and, in any event, pursuant to negotiated arrangements which will not be confirmed as being comparable to the market rates for such services) by Carlyle, the Fund and/or Portfolio Companies or otherwise uncompensated unless and until an engagement with a Portfolio Company develops. Certain Consultants may be subject to contractual obligations to exclusively provide certain services to the Investment Advisor. Consultants, professionals and/or other service providers may share office space with Carlyle employees and may have other indicia of a Carlyle employee (including, in certain cases, use of Carlyle email addresses and business cards, participation in Carlyle health plans and/or other similar benefits typically associated with employment). In addition, such Consultants may share in carried interest otherwise payable to
Carlyle. Over time, certain existing and future employees of Carlyle (including senior Carlyle personnel) may transition to a
Consultant or senior advisor role. Such a transition would have the effect of shifting the burden of the compensation of such employees from the Investment Advisor to the Fund and/or its Portfolio Companies. There can be no assurance that any of the
Consultants and/or other professionals will continue to serve in such roles and/or continue their arrangements with Carlyle, the
Fund and/or any Portfolio Company throughout the term of the Fund.
Additionally, and notwithstanding the foregoing, these operating executives, operating advisors, consultants and/or other professionals may be (or have the preferred right to be) investors in other Carlyle entities. They may be compensated (including pursuant to retainers and expense reimbursement) by the Investment Advisor, the Fund and/or the Portfolio Companies or
otherwise uncompensated unless and until an engagement with a Portfolio Company develops.
Global Portfolio Solutions Team and Other In-House Services. Carlyle’s Global Portfolio Solutions team will provide the
Fund and the Portfolio Companies from time to time with services and support, including, but not limited to, in-house business development services (including services related to strategy and planning, customer acquisition and market expansion), leveraged purchasing, transaction support, consulting services (including services related to digital initiatives, procurement, and organizational and management performance), talent acquisition support, environmental, social and governance (ESG) services and legislative and regulatory support (including research, diligence and advocacy). Both the Global Portfolio Solutions team and other teams within Carlyle, as an administrative service of such other teams, will also provide the Fund and the Portfolio
Companies from time to time, and without duplication, IT system support (such as, without limitation, subscription fees for IT systems’ experts providing advice for operational improvements at Portfolio Companies and related research reports, IT and technology diligence advisory services and cybersecurity and risk assessment).
Members of the Global Portfolio Solutions team may be employed, in any number of ways within Carlyle, including for example by the Investment Advisor, its affiliates or entities in which the foregoing are joint venture participants. However, expenses and fees charged or specifically attributed or allocated by the Investment Advisor or its affiliates to provide such services, and expenses, charges and/or related costs incurred by the Fund, any parallel vehicle, Other Carlyle Accounts, the
Investment Advisor or its affiliates in connection with the provision of such services to the Fund and/or Portfolio Companies, including, without limitation, compensation and other overhead allocable to such services, will be borne by the Fund to the extent not paid by a Portfolio Company or Carlyle. Carlyle will not be required to confirm that such costs are borne on an arms’-length basis, see “—Benchmarks” above. Members of the Global Portfolio Solutions team and other Carlyle personnel providing services for which the expenses, charges and/or related costs (including, without limitation, compensation and other overhead) comprise Fund Expenses will utilize a variety of IT systems (such as Investran) and IT support services, which systems and/or support may be developed, maintained, operated or provided by Carlyle personnel or by third parties.
Accordingly, the Fund may bear as a Fund Expense some or all of the expenses, charges and/or related costs incurred in connection with such systems and such support as part of the overhead allocable to applicable services, including compensation and other costs of Carlyle personnel. None of the foregoing amounts will, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Carlyle, be subject to the Management Fee offset provisions of the Partnership
Agreement.
It is expected that the services provided by Carlyle’s Global Portfolio Solutions team to the Fund and the Portfolio
Companies will expand over time, and accordingly the Global Portfolio Services Costs borne by the Fund would increase. It may be difficult to distinguish services provided by the Global Portfolio Solutions team from the investment management services provided to the Fund by the Investment Advisor and/or the General Partner. In that regard, members of the Global
Portfolio Solutions team may report to, or be supervised by, Carlyle’s investment advisory professionals and may receive a portion of the Incentive Allocation (or similar incentive arrangements in respect of Other Carlyle Accounts). Carlyle professionals on the Global Portfolio Solutions team may also spend a portion of their time providing services to the Fund, the
GPE funds, and/or Other Carlyle Accounts as well as to Carlyle’s business segments in particular geographic regions. Carlyle may also determine to limit access to certain portions of the Global Portfolio Solutions team to one or more Other Carlyle
Accounts. Accordingly, there can be no assurance that the Fund or its Portfolio Companies will be able to avail itself of all or any of the Global Portfolio Solutions described herein.
Fortitude Reinsurance-Related Strategic Asset Management Relationships. Carlyle FRL, L.P. (“Carlyle FRL”), an Other
Carlyle Account, holds a controlling interest in FGH Parent, L.P., a holding company whose subsidiaries include Fortitude
Reinsurance Company Ltd., a Bermuda domiciled reinsurer (“Fortitude Re”, and together with FGH Parent, L.P. and its other subsidiaries, as applicable, “Fortitude”), inclusive of an interest previously acquired by Carlyle that was contributed to Carlyle
FRL. Carlyle FRL has made, and may in the future make, follow-on investments in Fortitude.
Carlyle has entered into investment management agreements (the “IMAs”) with Fortitude and certain ceding companies
Fortitude has reinsured (the “Ceding Companies”), pursuant to which Fortitude and the Ceding Companies have invested in, and have granted Carlyle discretionary authority to continue to invest certain of their assets into, various Other Carlyle
Accounts and other investment vehicles and other direct investments sponsored or managed by Carlyle or certain of its affiliates and portfolio companies. Pursuant to a portfolio services agreement with Fortitude, Carlyle is the exclusive provider of alternative asset management and advisory services with respect to certain new business acquired by Fortitude with respect to certain asset classes, and pursuant to a strategic advisory services agreement with Fortitude, Carlyle provides certain advisory services to Fortitude and its subsidiaries, including business development and growth, transaction origination and execution, capital management services, advice on asset allocation and selection of investment advisors with respect to all asset classes.
Carlyle expects to continue to pursue strategic asset management relationships with other insurance and reinsurance companies.
Carlyle receives compensation, including management fees and carried interest or incentive fees, in connection with investments made in Other Carlyle Accounts under the IMAs. These amounts will not offset the management fee payable by any Other Carlyle Account, including the Fund, to Carlyle and will not be shared with any Other Carlyle Account, including the
Fund.
Valuation Matters. The fair value of Investments or of property received in exchange for any Investments will be determined by the General Partner in accordance with the Partnership Agreement, pursuant to which the General Partner prepares valuations in good faith in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), without review of any Shareholder in the Fund. The valuation methodologies used to value certain of the Fund’s Investments may change over time and have subjective elements. Valuations are subject to determinations, judgments and opinions, and will, in certain circumstances, not be accurate, and other third parties or investors may disagree with such valuations. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Investments. Ultimate realization of the value of an
Investment depends to a great extent on economic, market and other conditions beyond the General Partner’s control.
Accordingly, the carrying value of an Investment may not reflect the price at which the Investment could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. The valuation of Investments will affect the amount of the General Partner’s Incentive Allocation and the amount of Management Fees payable to the Investment
Advisor. As a result, the General Partner is incentivized to determine valuations that may be higher than the actual fair value of
Investments. See “—Performance-Based Compensation” above and see also “Part II, Item 5. Market Price for Registrant’s
Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation of Transactional NAV.”
There will be no retroactive adjustment in the valuation of any Investment, the offering price of the Units, the price the
Fund paid to purchase a Shareholder’s Units, or the Management Fees and/or Incentive Allocation paid to the Investment
Advisor or the General Partner to the extent any valuation proves to not accurately reflect the realizable value of an asset in the
Fund, even if that retroactive adjustment would benefit the Fund and/or Shareholders.
Use of Valuations. Valuations are performed monthly by Carlyle. The General Partner will determine the NAV for each
Class of Units monthly and will prepare the valuations with respect to each Investment in accordance with the Valuation Policy adopted by the Fund (as may be amended from time to time in the General Partner’s sole discretion). See “Part II, Item 5.
Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—
Calculation of Transactional NAV.” The value of a Unit will be affected by such valuation results. A valuation is only an estimate of value and is not a precise measure of realizable value. Ultimate realization of the market value of an investment depends to a great extent on economic and other conditions beyond the control of the General Partner and the Investment
Advisor. Further, valuations do not necessarily represent the price at which an investment would sell since market prices of illiquid investments can only be determined by negotiation between a willing buyer and seller. Valuations generally are expected to consider the financial aspects of an investment, market transactions, and to be based on the discounted cash flows of the Fund’s investments or other common valuation methodologies. Accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. If the Fund were to liquidate a particular investment, the realized value may differ from the appraised valuation of such investment. As such, the carrying value of an investment may not reflect the price at which the investment could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. A Shareholder selling its Units in the Fund prior to realization of such an investment may not participate in gains or losses therefrom.
Prospective investors will not know the NAV of their Units until after their subscription has been accepted. Prospective investors will be required to subscribe for a dollar amount, and the number of Units that such investor receives will subsequently be determined based on the Fund’s NAV per Unit as of the end of the month immediately before such prospective investor’s subscription is accepted by the General Partner on behalf of the Fund (e.g., a subscription for Units accepted by the
General Partner on September 1 of a calendar year will be based upon the Fund’s NAV as of August 31 of that year, which
NAV will generally not be available until after September 1 of that year). Prospective investors will learn of such NAV and the corresponding number of Units represented by their subscription after the Fund publishes the NAV of the Fund.
Limitations of NAV. Carlyle’s determination of the Fund’s monthly NAV per Unit will be based in part on the latest quarterly valuation of each of its Investments, as adjusted each month to incorporate the latest available financial data for such
Investments, including any cash flow activity related to such Investments. As a result, the Fund’s published NAV per Unit in any given month may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation.
Carlyle may, but is not obligated to, monitor the Fund’s Investments on an ongoing basis for events that Carlyle believes may have a material impact on the Fund’s NAV as a whole. Material events may include investment-specific events or broader market-driven events which may impact more than one Investment, events that Carlyle believes may have a material impact on the most recent fair values of such Investments. Possible examples of such a material event include unexpected investment-
specific events and broader market-driven events identified by Carlyle, which may impact more than one Investment, including capital market events, economic and political conditions globally and in the jurisdictions and sectors in which a Portfolio
Company operates, and material changes in cap rates or discount rates. Upon the occurrence of such a material event and provided that Carlyle is aware that such event has occurred, Carlyle may, but is not obligated to, provide an estimate of the change in value of an Investment, based on the valuation procedures for Investments described in “Part II, Item 5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation of
Transactional NAV.”

In general, Carlyle expects that any adjustments to fair values will be calculated after a determination that a material change has occurred and the financial effects of such change are quantifiable by Carlyle. However, rapidly changing market conditions or material events may not be immediately reflected in the Fund’s monthly NAV. For example, an unexpected termination or renewal of key customer relationships, recent financial results or changes in the capital structure of an investment, regulatory changes that affect an investment, or a significant industry event or adjustment to an industry outlook that may cause the value of an Investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per Unit may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that the Fund’s NAV may be appropriately adjusted in accordance with the Valuation Policy. Depending on the circumstance, the resulting potential disparity in the Fund’s NAV may be in favor or to the detriment of either Shareholders who redeem their Units, or Shareholders who buy new Units, or existing
Shareholders.
Monthly NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards. The methods used by Carlyle to calculate the Fund’s NAV, including the components used in calculating the Fund’s
NAV, is not prescribed by SEC rules or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV. The Fund calculates and publishes NAV solely for purposes of establishing the price at which the Fund sells and redeems Units, and Shareholders should not view the Fund’s NAV as a measure of the Fund’s historical or future financial condition or performance. The components and methodology used in calculating the Fund’s NAV may differ from those used by other companies now or in the future.
The valuations of the Fund’s assets may differ from liquidation values that could be realized in the event that the Fund were forced to sell assets. Additionally, errors may occur in calculating the Fund’s NAV, which could impact the price at which the Fund sells and redeems its Units, the amount of the Management Fee and the Incentive Allocation. Carlyle has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the General Partner, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which Units were sold or redeemed or on the amount of the Management Fee and the Incentive Allocation, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Carlyle’s policies and procedures, making adjustments to prior NAV calculations. Prospective investors should carefully review the disclosure of the Valuation
Policy and how NAV will be calculated in “Part II, Item 5. Market Price for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities—Calculation of Transactional NAV.”
Insurance. The General Partner will cause the Fund to purchase, and/or bear premiums, fees, costs and expenses
(including any expenses or fees of insurance brokers) for, insurance to insure the Fund, the General Partner, the Investment
Advisor, Carlyle and/or their respective directors, officers, employees, agents, representatives, the Board and other indemnified parties, against liability in connection with the activities of the Fund. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella” or other insurance policies maintained by Carlyle that cover the Fund, Other Carlyle
Accounts, the Board and/or Carlyle (including their respective directors, officers, employees, agents, representatives, the Board and other indemnified parties). The General Partner will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella” or other insurance policies among the Fund, Other Carlyle Accounts, the Investment Advisor and/
or Carlyle on a fair and reasonable basis, in their sole discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable. There can be no assurance that a different allocation would not result in the Fund bearing less (or more) premiums, fees, costs and expenses for insurance policies.
Additional Potential Conflicts. The officers, directors, members, managers and employees of the General Partner and the
Investment Advisor may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law or otherwise determined from time to time by the General Partner or the Investment Advisor, as applicable. As a consequence of Carlyle’s status as a public company, the officers, directors, members, managers and employees of the
General Partner and the Investment Advisor may take into account certain considerations and other factors in connection with the management of the business and affairs of the Fund and its affiliates that would not necessarily be taken into account if
Carlyle was not a public company. For the avoidance of doubt, the Fund may sell Investments to any third party, including
Shareholders in the Fund, Other Carlyle Accounts and investors in any such Other Carlyle Accounts.
In addition, other present and future activities of Carlyle (including the General Partner and the Dealer Manager), the Fund,
Other Carlyle Accounts and their Portfolio Companies, affiliates and related parties will from time to time give rise to additional conflicts of interest relating to the Fund and its investment activities. The General Partner generally attempts to resolve conflicts in a fair and equitable manner, but conflicts will not necessarily be resolved in favor of the Fund’s interests and there may be situations where the Fund, as a passive investor investing alongside or in an Other Carlyle Account, may not have the ability to mitigate such conflicts. In addition, pursuant to the Partnership Agreement, the Board will be authorized to give consent on behalf of the Fund with respect to certain matters, including those which may be required or advisable, as determined in the General Partner’s sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of the Independent Directors of the Fund. If the Board consents to a particular matter and the General Partner acts in a manner consistent with, or pursuant to the standards and procedures approved by, the
Board, or otherwise as provided in the Partnership Agreement, then the General Partner and its affiliates will not have any liability to the Fund or the Shareholders for such actions taken in good faith by them.
Outside Statements. The General Partner, its affiliates and their employees have made, and may in the future make, oral and written statements or expressions of intent or expectation to investors in the Fund, the GPE funds, Other Carlyle Accounts or their affiliates or have acknowledged or may acknowledge statements made by such persons (“Outside Statements”)
regarding the Fund, the GPE funds, Other Carlyle Accounts or Carlyle’s activities pertaining thereto. These may include, for example, the anticipated or expected allocation of investment opportunities to the Fund or one or more of the GPE funds generally and other topics often addressed in legally binding side letters. Although such Outside Statements are not legally binding, such Outside Statements may influence decisions of Carlyle and employees with respect to the operations and activities of the Fund and may influence a prospective investor’s decision as to whether to invest in the Fund. Such Outside
Statements will not be disclosed to investors in the Fund. There can be no assurance that any such arrangements will not have an adverse effect on the Fund or any Shareholder.
No Independent Advice. The terms of the agreements and arrangements under which the Fund is established and will be operated have been or will be established by Carlyle and are not the result of arm’s-length negotiations or representations of the
Shareholders by separate counsel. Prospective investors should therefore seek their own legal, tax and financial advice before making an investment in the Fund.
Legal Representation. Simpson Thacher & Bartlett LLP (“STB”) serves as counsel to the Fund, the General Partner and the Investment Advisor in connection with the offering of Units with respect to U.S. legal matters. STB represents Carlyle from time to time in a variety of different matters. STB may also act as counsel to a portfolio company, equity sponsors of a portfolio company, other creditors of a portfolio company or an agent therefor, a party seeking to acquire some or all of the assets or equity of a portfolio company, or a person engaged in litigation with a portfolio company. It is not anticipated that the Fund will engage separate counsel in connection with its organization or operation. Furthermore, STB is not representing the interests of any Shareholder in connection with the Fund, absent an express agreement to the contrary with such Shareholder.
Representation by STB of the Fund, the General Partner and their affiliates is limited to specific matters as to which they have been consulted by such persons. There may exist other matters which could have a bearing on the Fund, the General Partner and/or their affiliates as to which STB has not been consulted. No independent counsel has been retained to represent the
Shareholders. STB may be removed by the General Partner at any time without the consent of, or notice to, the Shareholders. In addition, STB does not undertake to monitor the compliance of the Fund, the GPE funds, Other Carlyle Accounts, the general partners of the GPE funds and Other Carlyle Accounts, the General Partner, the Investment Advisor and their affiliates with the investment program, investment strategies, valuation procedures, investment restrictions and other guidelines and terms set forth in this report, the private placement memoranda of the GPE funds and Other Carlyle Accounts, the Partnership Agreement and the partnership agreements of the GPE funds and Other Carlyle Accounts. STB will not monitor compliance with applicable laws. STB has not investigated or verified the accuracy or completeness of the information set forth in this report, including information concerning the Fund, the General Partner, the Investment Advisor and their affiliates and personnel.
Prospective investors should seek their own legal, tax and financial advice before making an investment in the Fund. Investors should note that the subscription agreement and Partnership Agreement contain provisions whereby the investors waive any present or future conflict of interest with STB regarding such legal matters.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management, Strategy and Procedures
The Fund’s day‐to‐day operations are managed by the General Partner subject to certain oversight rights held by the Board.
The Investment Advisor supports the Fund in managing its Portfolio Companies consistent with the Fund’s investment objective. The executive officers are senior Carlyle professionals and our General Partner and Investment Advisor are both subsidiaries of Carlyle. As such, we are reliant on Carlyle for assessing, identifying and managing material risks to our business from cybersecurity threats.
Carlyle regularly assesses risks from cybersecurity threats, monitors our information systems for potential vulnerabilities, and tests those systems pursuant to its cybersecurity policies, standards, processes, and practices, which are integrated into its overall risk management system. To protect our information systems from cybersecurity threats, Carlyle uses various security tools that help identify, protect against, detect, respond to, and recover from security incidents. These efforts are implemented by Carlyle’s Global Technology & Solutions (“GTS”) team in partnership with other stakeholders, and are essential for our operations. Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that log events and help protect our data. In addition, our business continuity plans are designed to allow critical business functions to continue in the event of an emergency. The GTS team works closely with Carlyle’s business segment teams, including our General Partner and Investment Advisor, to maintain operational resilience through business continuity planning and annual information technology disaster recovery and incident response plan testing. These efforts are underpinned by the implementation of security best practices, where possible, such as:
•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, mobile device management software, and advanced malware defenses on endpoints;
•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment and third-party risk management;
•Regular security awareness training, including phishing simulations;
•Restrictions on access to personal email accounts, cloud storage, social media, risk-based categories of websites, and
USB storage devices;
•Device and system access management policies and procedures that restrict access upon employee or contractor separation from the company; and
•Attestations by Carlyle personnel to abide by firm policies, such as Carlyle’s acceptable use policy, upon hire and annually.
In addition, Carlyle partners with third parties to assess the effectiveness of its cybersecurity program, which includes the
Fund. Third party assessments will include audits and assessments performed under the direction of Carlyle’s internal audit team, which co-sources with third-party cybersecurity experts in conducting its reviews. GTS also administers Carlyle’s cyber third-party risk management program, which assesses external service providers before onboarding and provides ongoing monitoring in accordance with certain risk-based cybersecurity criteria.
To our knowledge, cybersecurity threats, including as a result of any previous detected or undetected cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition, however, we may learn new facts about these detected or undetected incidents and these facts may lead us to change this materiality assessment. The sophistication of cyber threats continues to increase and there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. Consequently, given that the magnitude of cybersecurity incidents or threats are difficult to predict, we are unable to determine at this time whether risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For an additional description of cybersecurity risk and potential related impacts on us, see
“Part I, Item 1A. Risk Factors—Cybersecurity incidents or data privacy breaches could have numerous material adverse effects, including on the operations, liquidity, and financial condition of the Fund.”

Risk Management Oversight and Governance
The Board and the Audit Committee are responsible for understanding the primary risks to our business, including from cybersecurity threats. Carlyle’s Chief Information Security Officer (“CISO”) leads our cybersecurity program, chairs Carlyle’s
Information Security Committee (“ISC”), and provides cybersecurity status reporting to Carlyle’s Audit Committee at least annually. The ISC meets quarterly and ensures that cybersecurity initiatives are in alignment with Carlyle’s strategic priorities.
Carlyle takes a risk-based approach to cybersecurity and has implemented cybersecurity policies, standards, processes, and practices throughout its operations (including the operations of the Fund) that are designed to address cybersecurity threats, events, and incidents. In particular, Carlyle’s cybersecurity program supports security governance, security awareness and training, security engineering and architecture, security risk management, vulnerability management, security monitoring, and incident response capabilities. In addition, Carlyle’s incident response plan contains escalation and reporting protocols, including reporting to its disclosure committee, which includes members of the disclosure committee of the General Partner, to consider materiality of cybersecurity incidents. Policies and procedures are in place to assist the disclosure committee with these materiality assessments and any resulting reporting requirements.
Carlyle’s CISO, in coordination with senior executives of our General Partner and Investment Advisor, is responsible for leading the assessment and management of cybersecurity risks. The current Carlyle CISO has over 20 years of experience in information security and that includes key roles managing cybersecurity risk in both government and the private sector.
Item 2. Properties
Carlyle’s principal executive offices are located in leased office space at 1001 Pennsylvania Avenue, NW, Washington,
D.C. Carlyle also leases the space for its other 26 offices. We do not own any real property. We consider Carlyle’s facilities to be suitable and adequate for the management and operation of our business.
Item 3. Legal Proceedings
The Fund is not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Fund may also be subject to regulatory proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities (dollar amounts in thousands, except share and per share data)
Market Information
Our Units are offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and
Regulation D promulgated thereunder. Our Units are not listed or traded on any recognized securities exchange.
Because our Units are being acquired by investors in one or more transactions “not involving a public offering,” they are
“restricted securities” and may be required to be held indefinitely. Our Units may not be sold or transferred (i) except as permitted under the Partnership Agreement and (ii) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the
Units unless and until we accept their redemption or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of February 28, 2026, we had the below number of holders of each outstanding class of Units:

Class	Number of Holders
Class A-S Units	10
Class A-I Units	71
Class E-S Units	2
Class E-I Units	74
Class C Units	2
159
Distributions
The Fund does not expect to make distributions on a regular basis, although the Fund may declare distributions from time to time as authorized by the General Partner. The Fund expects to primarily redeploy any proceeds or current income generated from Investments into additional Investments or other liquidity needs of the Fund. Any distributions the Fund makes are at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. As a result, the Fund’s distribution rates and payment frequency may vary from time to time. There is no assurance the Fund will pay distributions in any particular amount, if at all.
Shareholders of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions on each Class may differ if different Class-specific fees and expenses are deducted from the gross distributions for each Class.
In the event the Fund makes any distributions, Shareholders will have their cash distributions automatically reinvested in additional Units unless they have opted out of the DRIP. See “Part I, Item 1. Business—Distribution Reinvestment Plan.”
The Fund did not declare or pay any distributions during the year ended December 31, 2025.
Calculation of Transactional Net Asset Value (“Transactional NAV”)
The Transactional NAV for each Class of Units was first determined as of the end of the first full month after the Initial
Closing. The General Partner determines the Transactional NAV for each Class of Units monthly and prepares the valuations with respect to each Investment in accordance with the valuation policies and procedures adopted by the Fund (as may be amended from time to time in the General Partner’s sole discretion) (the “Valuation Policy”).
The Transactional NAV per Unit for each Class is determined by dividing the total assets of the Fund (i.e., the fair value of
Investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such
Class, less any liabilities (including accrued expenses, accrued/allocated Management Fee, Incentive Allocation or Servicing

Fees applicable to certain Classes, or distributions) of such Class, by the total number of outstanding Units of such Class.
Classes of Units will have a different NAV per Unit as a result of different terms applicable to different Classes.
The monthly Transactional NAV per Unit for each Class is generally available around the 20th Business Day of the following month (e.g., the NAV for April 30th will generally be available around May 29th). The General Partner may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end for which Transactional NAV is being calculated) that becomes available after the end of the applicable month in valuing the
Fund’s assets and liabilities and calculating its Transactional NAV as of such month-end.
Valuation Policies and Procedures
As referenced above, the General Partner determines the fair value of the Fund’s Investments on a monthly basis for purposes of calculating NAV. The fair value measurement accounting guidance under Accounting Standards Codification
(“ASC”) Topic 820, Fair Value Measurement (“ASC 820”) establishes a hierarchical disclosure framework which ranks the observability of market price inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:
Level I – inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments in this category include unrestricted securities, such as equities and derivatives, listed in active markets. The General Partner does not adjust the quoted price for these instruments, even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.
Level II – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
Level III – inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately-held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety will require judgment and will consider factors specific to the financial instrument.
In certain cases, financial instruments will be valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. The General Partner will perform certain procedures to ensure the reliability of quotations from pricing services.
In the absence of observable market prices, the General Partner values the Fund’s investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist. The General Partner’s determination of fair value will then be based on the best information available in the circumstances and may incorporate the
General Partner’s own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable can include Direct Investments, Primary Commitments and Secondary Investments. The
valuation techniques for each of these investment categories will be as follows:

Direct Investments and Primary Commitments and Secondary Investments in Other Carlyle Accounts – The fair values of
Direct Investments is determined by reference to the income approach (including the discounted cash flow method and the income capitalization method) and the market approach (including the comparable publicly traded company method and the comparable transaction method). Valuations under these approaches will typically be derived by reference to investment-
specific inputs (such as projected cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and net operating income) combined with market-based inputs (such as discount rates, EBITDA multiples and capitalization rates).
In many cases, the investment-specific inputs are unaudited at the time received. The General Partner may also adjust the market-based inputs to account for differences between the subject investment and the companies, assets or investments used to derive the market-based inputs. Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry inputs for differences in size, profitability, projected growth rates, geography, capital structure, and other factors as applicable. The adjustments are then reviewed with each subsequent valuation to assess how the investment has evolved relative to the observable inputs. Additionally, the investment may be subject to certain specific risks and/or development milestones which are also taken into account in the valuation assessment. Option pricing models and similar tools may also be considered but are not expected to drive a significant portion of Direct Investment valuations and are used primarily to value warrants, derivatives, certain restrictions and other atypical investment instruments. The fair value of Primary
Commitments and Secondary Investments in Other Carlyle Accounts will be determined by reference to the fair value(s) of the underlying Direct Investment(s) as detailed above.
Primary Commitments and Secondary Investments in Funds of Third-Party Managers – CPEP’s primary and secondary investments in non-Carlyle funds (primarily made through Carlyle AlpInvest) are generally valued as the Fund’s proportionate share of the most recent NAV provided by the third-party general partners of the underlying fund partnerships, adjusted for subsequent cash flows received from or distributed to the underlying fund partnerships. The General Partner (or its delegate)
will also adjust for any changes in the market prices of public securities held by the underlying fund partnerships and may also apply a market adjustment to reflect the estimated change in the fair value of the underlying fund partnerships’ non-public investments from the date of the most recent NAV provided by the third-party general partners. Other adjustments may be made to reflect specific events impacting the fair value of the underlying fund partnership’s non-public investments.
Investment professionals with responsibility for the underlying investments will be responsible for preparing the individual investment valuations and signing off on them. Various middle-office professionals will assist with this effort. The valuations will then be reviewed and approved by CPEP’s valuation committee before being communicated to the third-party administrator.
Valuation Advisors
Each month, a subset of the Fund’s Investments, excluding Liquid Investments (hereinafter referred to as “Illiquid
Investments”), is reviewed by an independent valuation advisor (“Valuation Advisor”) for reasonableness, such that each
Illiquid Investment in the Fund’s portfolio is reviewed at least once per quarter. Additionally, each of the Fund’s Illiquid
Investments is reviewed by a second Valuation Advisor for a more detailed “range of value” analysis on a rolling basis at least once per year.
The Valuation Advisors will discharge their responsibilities in accordance with the Valuation Policy. While the Valuation
Advisors are responsible for reviewing valuations, the Valuation Advisors are not responsible for, and do not determine, the fair value of the Fund’s Investments and do not calculate the Fund’s NAV, which is ultimately the General Partner’s responsibility.
Valuation Advisors may be added or removed at any time by the General Partner.
Suspension of NAV
In addition, the General Partner may, but is not obligated to, suspend the determination of NAV and/or the Fund’s offering and/or the Redemption Program where (i) the circumstances so require and (ii) the suspension is reasonably deemed to be in the best interests of the Fund. The General Partner will notify Shareholders of any such suspension. No Units will be issued or redeemed during such suspension period.
Effect of Servicing Fee
The Servicing Fee applies only to Class S, Class A-S, Class E-S, Class A, Class A-A, Class E-A, Class D, Class A-D and
Class E-D Units. For purposes of NAV for transactional purposes (but not for financial reporting purposes), the Fund recognizes the Servicing Fee as a reduction to NAV on a monthly basis as such fee is paid. Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Fund accrues the cost of the Servicing Fee for the estimated life of the relevant Units as an offering cost at the time such Units are sold.
Liabilities
The Investment Advisor may advance in its discretion all or a portion of CPEP’s Expense Support through such date as determined by the Investment Advisor; provided that, Organizational and Offering Expenses will not be allocated to, or otherwise borne by CPEP until the Initial Closing (or such later date as determined by the Investment Advisor in its sole discretion). CPEP will reimburse the Investment Advisor for such advanced expenses at such times as determined by the
Investment Advisor in its sole discretion, subject to the specified expense cap and reimbursement limitations during the first twelve months following the Initial Closing, as described in “Part III, Item 13. Certain Relationships and Related Transactions,
and Director Independence—Expense Support.” For purposes of calculating the Fund’s and any Lower Funds’ NAV under the
Partnership Agreement for transactional purposes (but not for financial reporting purposes), the Expense Support paid by the
Investment Advisor will be recognized as a reduction to NAV in the month CPEP reimburses the Investment Advisor for such costs.
Recent Sales of Unregistered Securities and Use of Proceeds
All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless context suggests otherwise, references in this report to “CPEP,” the “Fund,” “we,” “us,” and “our” refer to
Carlyle Private Equity Partners Fund, L.P. and references in this report to “Carlyle” refer collectively to The Carlyle Group
Inc. and its subsidiaries and affiliated entities. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K.
OVERVIEW
CPEP is a Delaware limited partnership formed on February 11, 2025 as a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). Our general partner, CPEP GP, LLC
(the “General Partner”), and our investment advisor, Carlyle Investment Management L.L.C. (the “Investment Advisor”), are
affiliates of Carlyle.
Our investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private equity investments. We seek to achieve our investment objective by providing access to Carlyle’s Global Private Equity (“GPE”) platform, with an emphasis on its U.S., European, and Asian corporate buyout strategies. We also provide investors access to Secondary Investments through Carlyle AlpInvest, as well as certain other investment strategies, such as growth, infrastructure and, in certain instances, Global Credit. We expect to access these private equity investments in a variety of ways, including through:
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
•Secondary Investments: Certain secondary investments of Carlyle AlpInvest which target investments in private equity assets and private equity funds managed by third-party managers and portfolios of direct private equity investments through privately negotiated transactions (typically structured through new investment vehicles) in the secondaries market and from time to time may include secondary market purchases of existing investments in Other Carlyle
Accounts; and
•Primary Commitments: Capital commitments to investment funds managed by Carlyle or third-party managers.
CPEP may also invest in continuation vehicles sponsored by Carlyle or third-party managers and may invest alongside other third-party managers in investments acquired from Other Carlyle Accounts. Further, CPEP may create, invest or co-invest with Other Carlyle Accounts or third parties in platform arrangements, including existing companies or newly-formed investment vehicles, to pursue investment opportunities that may lead to the creation or expansion of Portfolio Companies.
While we frequently expect to invest in or alongside Other Carlyle Accounts, we may be the sole Carlyle-sponsored vehicle participating in an investment.
Additionally, CPEP may invest in debt and other types of liquid securities, including but not limited to loans, debt securities, public equities, shares and/or units of exchange traded funds, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, total return swaps, money market instruments, investment companies and cash and cash equivalents (each such transaction or series of transactions in single or multiple assets, a “Liquid Investment” and together with Direct Investments, Secondary Investments and Primary
Commitments, “Investments”), in each case in order to provide us with income, manage overall portfolio risk and to provide a potential source of liquidity for the Redemption Program.
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
At the discretion of the General Partner and in accordance with our Amended and Restated Limited Partnership Agreement
(as amended, restated or supplemented from time to time, the “Partnership Agreement”), we expect to implement a redemption program pursuant to which we expect to redeem in each quarter up to 3% of Investor Units and Class CG Units outstanding
(either by number of Units or aggregate NAV) (the “Redemption Program”). The Redemption Program is expected to commence the quarter following the first anniversary of the Initial Closing, although the General Partner retains discretion to commence the Redemption Program prior to such date. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest, including, but not limited to, for tax, regulatory or other structuring reasons. As a result, the Redemption Program may not be available each quarter, such as when the
Redemption Program would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the Redemption Program, in each case as determined by the General
Partner in its sole discretion and in accordance with the Partnership Agreement.
RECENT DEVELOPMENTS
Business Environment and Outlook
During 2025, global public equity markets remained resilient, with major indices in the United States, Europe and Japan closing the year at or near record levels. Despite strong public market performance, private market transaction activity remained selective, and valuation dispersion across sectors increased. While certain technology-related companies experienced heightened volatility, broader buyout purchase multiples declined relative to public market valuations, contributing to a widening public-to-private valuation gap, which may influence investment deployment opportunities and exit conditions for private equity investments.
Global mergers and acquisitions activity increased in 2025 compared to the prior year, driven primarily by larger transactions. However, exit activity in private equity markets remained measured, and liquidity conditions for sponsors continued to evolve unevenly across sectors and geographies. Secondary market activity remained active as investors sought portfolio rebalancing and liquidity solutions, supporting pricing and transaction volumes in private equity secondary investments.
Credit markets were generally constructive, with spreads compressing and financing conditions supportive of transaction activity. At the same time, macroeconomic conditions remained mixed across regions, with moderating growth in the United
States, divergent industrial and consumer trends in China, and continued policy-driven investment themes in Europe and Japan.
Given CPEP’s diversified exposure to global buyout and secondary investments across aerospace and defense, technology, financial services, industrial, consumer and healthcare sectors, as well as across the Americas, Europe and Asia-Pacific regions, market volatility and valuation dispersion may create both risks and opportunities for investment deployment and portfolio performance.
Subscriptions
The Fund commenced operations on October 1, 2025. As of December 31, 2025, CPEP has issued Units for total subscriptions of $47.0 million.
PORTFOLIO AND INVESTMENT ACTIVITY
During the period, the Fund acquired interests in 22 investments from the Warehouse Entity with an aggregate purchase price of $42.1 million. These investments consist primarily of global buyout and secondary investments diversified across aerospace and defense, technology, financial services, industrial, consumer and healthcare sectors and across North America,
Europe and Asia-Pacific.

The charts below present the diversification of CPEP’s portfolio companies by strategy, sector and geography based on the fair value of our investments as of December 31, 2025. CPEP’s investments into funds managed by Carlyle are presented on a look-through basis to the underlying portfolio companies.
___________
•Totals may not foot due to rounding.
•Current portfolio composition is not necessarily indicative of the future composition of the portfolio of CPEP.
•Geography is generally based on the region where each investment is headquartered. “Other Asia” currently includes India; the composition of this category may change over time and may include other countries in the future.
•Strategy and industry are based solely on Carlyle’s analysis and reflect solely Carlyle’s opinion.
As of December 31, 2025, CPEP’s ten largest investments, based on fair value, were:

Company	Strategy	Geography	Sector
Adastra	Niche/Growth	Europe	Technology
Audax Private Equity Beacon CF (1)	GP-centered Secondaries	North America	Consumer Discretionary
Ingentis	Niche/Growth	Europe	Technology
Knack RCM	International Exposure	Other Asia	Healthcare
Kyoden Co., Ltd.	International Exposure	Japan	Technology
Mantech (2)	Scale	North America	Aerospace & Defense
Tarrytown Expocare Pharmacy	Scale	North America	Healthcare
TRYT Inc.	International Exposure	Japan	Financial Services
Vantive	Scale	North America	Healthcare
Waste Services Group Pty Ltd	International Exposure	Australia	Industrials & Transportation
___________
•Investments listed in alphabetical order.
(1)Represents an investment in an unaffiliated investee fund which has not been presented on a look-through basis.
(2)Represents an investment in an affiliated investee fund which has been presented on a look-through basis.
Performance Summary
The chart below shows the inception to date total return for each class of Units outstanding as of December 31, 2025:

Unit Class	Class Inception Date	Inception To Date Total Return (1)
Class A-I	Oct 1, 2025	10.7%
Class E-I	Nov 3, 2025	6.3%
Class A-S	Oct 1, 2025	10.6%
Class E-S	Dec 1, 2025	1.9%
Class C (2)	Oct 1, 2025	12.3%
___________

(1)Returns shown reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period, plus the amount of any distribution per unit declared in the period. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.
(2)The initial 40 Class C Units were purchased by the General Partner prior to the Fund’s commencement of operations. Performance for Class C Units is calculated beginning October 1, 2025, the date the Fund commenced operations.
SUBSEQUENT NOTABLE TRANSACTIONS
Subsequent to December 31, 2025, CPEP issued Units for an additional $34.2 million in connection with its January,
February and March closings bringing inception to date subscriptions in its continuous private offering to $81.2 million.
Subsequent to December 31, 2025, CPEP acquired additional interests in certain existing portfolio companies and new interests in other portfolio companies from the Warehouse Entity, an affiliate of Carlyle, for a total purchase price of $24.3 million. Additionally, the payable for investments purchased outstanding as of December 31, 2025 was settled in accordance with the contractual terms of the underlying transactions prior to the filing of this Form 10-K.
For additional information, see Note 6, Related Party Transactions, to the consolidated financial statements included in
“Part II, Item 8. Financial Statements.”
KEY COMPONENTS OF OUR CONSOLIDATED RESULTS OF OPERATIONS
Investment Income
CPEP generates investment income primarily from its investments, including dividends and distributions on its Direct
Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also generate investment income in the form of interest and dividend income from our investments in Liquid Investments, which may be used to generate income, manage overall portfolio risk and provide a potential source of liquidity.
Dividend Income. Dividend income for the period consisted solely of income earned on investments in money market funds. The Fund did not receive any dividend income from portfolio companies during its initial year of operations.
Interest Income. Interest income consists of interest earned on cash balances held in interest-bearing bank accounts.
Expenses
Organizational and Offering Expenses. Organizational and offering costs are costs incurred in connection with the Fund’s organization and the offering of its Units to investors. Organizational and offering costs were only borne by CPEP once it first accepted third-party investors and began investment operations and activities (the “Initial Closing,” which occurred on October
1, 2025, as discussed above). Following the Initial Closing, costs associated with the organization of the Fund were expensed as incurred.
The Investment Advisor advanced organizational and offering costs on the Fund’s behalf through the Initial Closing and may, in its sole discretion, advance all or a portion of our organizational and offering costs and/or other costs and expenses of our operations (the “Expense Support”) through such date as determined by the Investment Advisor. The Investment Advisor determines the allocation of such Expense Support among the Fund and related entities. The Fund remains economically responsible for such advanced expenses following the Initial Closing, subject to a specified expense cap and reimbursement limitations described below. The Investment Advisor, in its sole discretion, may waive its right to reimbursement for any such advanced expenses.
Through and including the first twelve months following the Initial Closing, the Investment Advisor has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain of our expenses, to the extent necessary so that, for any fiscal year, our annual Specified Expenses (as defined below) do not exceed 0.60% of our net assets (annualized) as of the end of each calendar month. During the period, the Fund limited payments to the Investment Advisor in order to reflect the application of this expense cap in the calculation of the Transactional NAV. The Fund may be required to repay the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Investment Advisor during such twelve-
month period, when and if requested by the Investment Advisor, but only if and to the extent that such Specified Expenses plus any recoupment do not exceed 0.60% of our net assets (annualized) during the applicable month. The Investment Advisor may recapture a Specified Expense at any time, including in the same year it is incurred. This arrangement cannot be terminated prior to the first anniversary of the Initial Closing without the consent of our board of directors. Unless this arrangement is extended, after the first anniversary of the Initial Closing, we will reimburse the Investment Advisor for any Expense Support that it has incurred on our behalf as and when incurred, regardless of when such Expense Support was incurred and without regard to the 0.60% cap described above. “Specified Expenses” is defined to include all expenses incurred in the business of the
Fund, including Organizational and Offering Expenses and Fund Expenses (as defined in the Partnership Agreement), with the exception of (i) the Management Fee, (ii) the Incentive Allocation, (iii) the Servicing Fee, (iv) Portfolio Company or joint venture level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vii) taxes, (viii) ordinary corporate operating expenses,
(ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Investment Advisor).
Incentive Allocation. Incentive Allocation represents performance-based compensation payable to the General Partner based on the Fund’s results relative to the applicable performance thresholds, as defined in the Partnership Agreement. During the period, the Fund recognized Incentive Allocation expense reflecting the Fund’s performance for the period.
Management Fee. Management fees represent fees payable to the Investment Advisor for investment management and operational services provided to the Fund. Following the Initial Closing, management fees were accrued in accordance with the terms of the Advisory Agreement, taking into account applicable fee structures by unit class.
See Note 6, Related Party Transactions, to the consolidated financial statements included in “Part II, Item 8. Financial
Statements” of this report for more information regarding the Incentive Allocation and Management Fee.
Other Expenses. Other expenses consist primarily of fund operating costs, including administration, accounting, legal, audit, tax, servicing and other professional fees incurred in connection with the Fund’s operations.
Realized Gain (Loss) and Net Change in Unrealized Gain (Loss) on Investments and Derivative Contracts
Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.
CONSOLIDATED RESULTS OF OPERATIONS
From inception through September 30, 2025, CPEP had not commenced principal operations and activities and was focused on our formation and preparation for fundraising and the commencement of investment operations. On October 1,
2025, the Fund completed its Initial Closing and commenced investment operations. The results of operations for the three months ended December 31, 2025 are discussed below.
Net Investment Income (Loss)
For the three months ended December 31, 2025, CPEP’s net investment loss was $4.4 million, attributable to $4.6 million of total expenses, partially offset by $0.2 million of dividend income from money market funds. Total expenses for the three months ended December 31, 2025 consisted primarily of organizational and offering expenses of $2.2 million and $0.7 million, respectively, associated with the commencement of operations, professional fees of $0.7 million, incentive allocation of $0.4 million and administration fees of $0.4 million.
Net Realized Gain (Loss) on Investments
For the three months ended December 31, 2025, the Fund recognized $55 thousand of net realized gain on investments attributable to realization of investments through distributions received from underlying funds.
Unrealized Gain (Loss) on Investments and Derivative Contracts
For the three months ended December 31, 2025, CPEP recognized $3.6 million of unrealized gain on investments and derivative contracts. A portion of the net change in unrealized appreciation on investments is attributable to investments acquired throughout the three months ended December 31, 2025 from the Warehouse Entity and subsequently marked to estimated fair value as of year end. These interests were generally acquired at a price that approximated the Warehouse Entity's cost basis. As this included acquired assets that had appreciated above their original cost basis, the Fund recognized unrealized gains from the mark to the estimated fair value. See Note 6, Related Party Transactions, to the consolidated financial statements included in “Part II, Item 8. Financial Statements” of this report for additional information regarding the Warehousing

Agreement. Excluding these transactions, the Net change in unrealized appreciation on investments would be lower and may not be indicative of future performance.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The Fund generates cash primarily from the net proceeds of its continuous private offering of Units, cash flows from operations and any financing arrangements the Fund may enter into in the future. The Fund believes that cash provided by such means will be sufficient to satisfy its anticipated cash requirements for the next twelve months and the foreseeable future. The primary use of the Fund’s cash and cash equivalents are for acquiring Investments, funding the cost of its operations, including the Management Fee and Incentive Allocation, to the extent paid in cash, debt service of any borrowings, periodic redemptions under the Redemption Program and cash distributions, if any, to Shareholders, to the extent declared by the General Partner.
As of December 31, 2025, CPEP had $11.2 million in cash and cash equivalents.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond December 31, 2025, see Note 7, Commitments and
Contingencies, to the consolidated financial statements included in “Part II, Item 8. Financial Statements” of this report.
TRANSACTIONAL NAV
The Fund calculates the Transactional NAV for purposes of establishing the price at which transactions in the respective
Units are made. See “Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities—Calculation of Transactional NAV” for a description of the Fund’s valuation process.
Transactional NAV is based on the month-end values of the Fund’s investments and other assets (including cash and cash equivalents) and the deduction of any respective liabilities, including certain fees and expenses (such as the Incentive
Allocation and Management Fee, as applicable to the respective class), in all cases as determined in accordance with the
Valuation Policy. Transactional NAV differs from the Fund’s net asset value as determined in accordance with U.S. GAAP. A reconciliation of Transactional NAV to the Fund’s net asset value under U.S. GAAP is included below.
The following table provides a breakdown of the major components of the Fund’s Transactional NAV as of December 31,
2025 (dollars in thousands):

Components of CPEP’s Transactional NAV	Consolidated NAV
Investments, at fair value (cost of $41,722)	$44,900
Derivative assets, at fair value	759
Cash and cash equivalents	11,176
Other assets	65
Derivative liabilities, at fair value	(359)
Accrued incentive allocation	(434)
Deferred investment payable	(5,770)
Other liabilities	(103)
Management fee payable	(18)
Transactional NAV	$50,216

The following table provides a breakdown of the Fund’s Transactional NAV by class as of December 31, 2025:

	As of December 31, 2025
Class	Number of Units	Transactional NAV per Unit(1)	Transactional NAV ($ in thousands)
Class A-I	868,850	$27.67	$24,042
Class A-S	29,000	$27.65	802
Class E-I	809,598	$27.65	22,383
Class E-S	11,050	$27.66	306
Class C	95,584	$28.07	2,683
	1,814,082		$50,216
___________
(1)Transactional NAV does not take into consideration any class-specific fees, expenses and other net assets and liabilities attributable to the classes at the
Feeder.
The following table reconciles the Fund’s U.S. GAAP NAV to Transactional NAV (dollars in thousands):

December 31, 2025
U.S. GAAP Net Asset Value	$46,182
Adjustments
Organizational, offering, and other Fund expenses (1)	3,959
Servicing Fees (2)	75
Transactional NAV	$50,216
___________
(1)Represents an adjustment reflecting the difference between Fund, organizational and offering expenses recognized under U.S. GAAP, which include all expenses incurred during the period, and the amount paid to the Investment Advisor for purposes of calculating Transactional NAV, which is limited in accordance with the Expense Support arrangement.
(2)Servicing Fees apply to certain Unit classes. As of -December 31, 2025, although Units were outstanding in multiple classes, only Class A-S and Class E-
S Units were subject to Servicing Fees. For purposes of CPEP’s Transactional NAV, Servicing Fees are recognized as a reduction of CPEP’s
Transactional NAV on a monthly basis as they are paid. For purposes of calculating net asset value in accordance with U.S. GAAP, the Fund accrues the cost of the Servicing Fees, as applicable, for the estimated life of the units as an offering cost at the time the Fund sells the applicable Units.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of this Form 10-K.
The following is a summary of the Fund’s significant accounting policies that are most impacted by judgments, estimates or assumptions.
Fair Value Measurements
As an investment company under Financial Accounting Standards Board ASC 946, Financial Services – Investment
Companies (“ASC 946”), the Fund is required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. The fair value process is used to both recognize the investments in accordance with U.S. GAAP and for purposes of computing a monthly Transactional NAV.

Direct Investments and Primary Commitments and Secondary Investments in Other Carlyle Accounts
Direct Investments for which market prices are not observable include investments in common equity or preferred equity of operating companies. The fair values of Direct Investments will be determined by reference to the income approach (including the discounted cash flow method and the income capitalization method) and the market approach (including the comparable publicly traded company method and the comparable transaction method). Valuations under these approaches will typically be derived by reference to investment-specific inputs (such as projected cash flows, EBITDA and net operating income) combined with market-based inputs (such as discount rates, EBITDA multiples and capitalization rates). In many cases, the investment-
specific inputs will be unaudited at the time received. The General Partner may also adjust the market-based inputs to account for differences between the subject investment and the companies, assets or investments used to derive the market-based inputs.
Adjustments to observable valuation measures are frequently made upon the initial investment to calibrate the initial investment valuation to industry observable inputs. Such adjustments are made to align the investment to observable industry inputs for differences in size, profitability, projected growth rates, geography, capital structure, and other factors as applicable. The adjustments are then reviewed with each subsequent valuation to assess how the investment has evolved relative to the observable inputs. Additionally, the investment may be subject to certain specific risks and/or development milestones which are also taken into account in the valuation assessment. Option pricing models and similar tools may also be considered but are not expected to drive a significant portion of Direct Investment valuations and are used primarily to value warrants, derivatives, certain restrictions and other atypical investment instruments. The fair value of Primary Commitments and Secondary
Investments in Other Carlyle Accounts will be determined by reference to the fair value(s) of the underlying Direct
Investment(s) as detailed above.
Primary Commitments and Secondary Investments in Funds of Third-Party Managers
Secondary Investments and Primary Commitments in fund of third-party managers are generally valued as the Fund’s proportionate share of the most recent NAV provided by the third-party general partners of the underlying fund partnerships, adjusted for subsequent cash flows received from or distributed to the underlying fund partnerships. The General Partner (or its delegate) will also adjust for any changes in the market prices of public securities held by the underlying fund partnerships and may also apply a market adjustment to reflect the estimated change in the fair value of the underlying fund partnerships’ non-
public investments from the date of the most recent NAV provided by the third-party general partners. Other adjustments may be made to reflect specific events impacting the fair value of the underlying fund partnership’s non-public investments.
Servicing Fees
Pursuant to the Dealer Manager Agreement entered into between the Fund, the Feeder and the Dealer Manager, the Fund
pays the Dealer Manager a servicing fee based on the applicable annual rate of the aggregate Transactional NAV of certain Unit classes, accrued and payable monthly. The Fund does not pay a servicing fee with respect to Class I Units, Class A-I Units,
Class E-I Units, Class C Units or Class CG Units. Additional information regarding the servicing fee arrangement is included in
Note 6, Related Party Transactions, to the consolidated financial statements included in “Part II, Item 8. Financial Statements”
in this report.
In accordance with U.S. GAAP, the Fund accrues the cost of the servicing fees for the estimated life of the relevant Units as an offering cost at the time such Units are sold. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the life of the Units held by a Shareholder at the time of subscription, making judgments regarding market expectations and assessing historical trends. As of December 31,
2025, the Fund has accrued servicing fees of $0.1 million.
RECENT ACCOUNTING DEVELOPMENTS
Information regarding recent accounting developments and their impact on CPEP, if any, can be found in Note 2,
Significant Accounting Policies, to the consolidated financial statements included in “Part II, Item 8. Financial Statements” in this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.

Fair Value Risk
CPEP makes Investments which are reported at fair value as determined in accordance with our Valuation Policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each Investment while employing a consistently applied valuation process for the types of
Investments we make. Based on the fair value of the Fund’s Investments as of December 31, 2025, management estimates that an immediate, hypothetical 10% decline in the fair value of such Investments would result in a decline in the Net change in unrealized appreciation on Investments of $4.6 million.
Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. As of December 31, 2025, the Fund had no indebtedness.
Exchange Rate Risk
The Fund holds investments that are denominated in foreign currencies. The Fund’s primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the Investments are denominated, net of the impact of foreign exchange hedging strategies, if any. As of December 31, 2025, CPEP held foreign currency contracts through a consolidated subsidiary to hedge a change in exchange rates against the U.S. dollar.
Management estimates that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and other currencies in which the Fund’s Investments were denominated as of December 31, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in the Net change in unrealized appreciation on investments of $(84) thousand.

Item 8. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of Carlyle Private Equity Partners Fund, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of Carlyle Private Equity Partners Fund, L.P.
(the Fund), including the condensed consolidated schedule of investments as of December 31, 2025, the related consolidated statements of operations, changes in net assets and cash flows for the period from February 11, 2025 (Inception) to December
31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund at
December 31, 2025, and the results of its operations, its changes in net assets, and its cash flows for the period from February
11, 2025  (Inception) to December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the
Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company
Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange
Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Fund’s auditor since 2025.
Tysons, Virginia
March 27, 2026

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(Dollars in Thousands, Except Unit Data)

December 31, 2025
Assets
Investments, at fair value (cost of $41,722)	$44,900
Derivative assets, at fair value	759
Cash and cash equivalents	11,176
Interest and other income receivable	65
Deferred offering costs	2,146
Total assets	$59,046
Liabilities
Payable for investments purchased	$5,770
Derivative liabilities, at fair value	359
Management fee payable	18
Incentive allocation payable	434
Due to affiliate	2,599
Servicing fees payable	74
Offering costs payable	2,828
Accrued organizational expenses	45
Other accrued expenses and liabilities	737
Total liabilities	12,864
Commitments and contingencies
Net Assets
Class A units, unlimited units authorized, no units issued and outstanding	$—
Class S units, unlimited units authorized, no units issued and outstanding	—
Class D units, unlimited units authorized, no units issued and outstanding	—
Class I units, unlimited units authorized, no units issued and outstanding	—
Class A-A units, unlimited units authorized, no units issued and outstanding	—
Class A-S units, unlimited units authorized, 29,000 units issued and outstanding	635
Class A-D units, unlimited units authorized, no units issued and outstanding	—
Class A-I units, unlimited units authorized, 868,850 units issued and outstanding	20,709
Class E-A units, unlimited units authorized, no units issued and outstanding	—
Class E-S units, unlimited units authorized, 11,050 units issued and outstanding	281
Class E-D units, unlimited units authorized, no units issued and outstanding	—
Class E-I units, unlimited units authorized, 809,598 units issued and outstanding	22,053
Class C units, unlimited units authorized, 95,584 units issued and outstanding	2,504
Class CG units, unlimited units authorized, no units issued and outstanding	—
Total net assets	46,182
Total liabilities and net assets	$59,046
See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in Thousands)

For the period from February 11, 2025 (Inception) through
December 31, 2025
Investment income:
Dividend income	$175
Total investment income	175
Expenses:
Organizational expenses	2,221
Offering cost expense	682
Management fees	64
Incentive allocation	434
Professional fees	734
Administrative fees	400
Other expenses	58
Total expenses	4,593
Less:
Management fees waived	(46)
Total expenses after fees waived	4,547
Net investment loss	(4,372)
Net realized gain and change in unrealized appreciation:
Net realized gain on investments	55
Net change in unrealized appreciation on investments	3,177
Net change in unrealized appreciation on derivative contracts	400
Net realized and unrealized gain on investments, including derivative contracts	3,632
Net decrease in net assets resulting from operations	$(740)
    See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Dollars in Thousands)

	Class A-S Units	Class A-I Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net Assets at February 11, 2025 (Inception)	$—	$—	$—	$—	$—	$—
Proceeds from units issued	725	21,722	300	21,749	2,501	46,997
Net investment loss	(117)	(3,562)	(5)	(508)	(180)	(4,372)
Net realized gain on investments	1	42	—	9	3	55
Net change in unrealized appreciation on investments	70	2,200	7	739	161	3,177
Net change in unrealized appreciation on derivative contracts	10	307	—	64	19	400
Servicing fees	(54)	—	(21)	—	—	(75)
Net Assets at December 31, 2025	$635	$20,709	$281	$22,053	$2,504	$46,182
      See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

For the period from February 11, 2025 (Inception) through
December 31, 2025
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(740)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(55)
Net change in unrealized appreciation on investments	(3,177)
Net change in unrealized appreciation on derivative contracts	(400)
Cost of investments purchased	(42,076)
Proceeds from sales and repayments of investments	408
Changes in operating assets:
Interest and other income receivable	(65)
Deferred offering costs	(2,146)
Changes in operating liabilities:
Payable for investments purchased	5,770
Management fee payable	18
Incentive allocation payable	434
Offering costs payable	2,828
Due to affiliate	2,599
Accrued organizational expenses	45
Accrued expenses and other liabilities	737
Net cash used in operating activities	(35,820)
Cash flows from financing activities:
Proceeds from issuance of units	46,997
Servicing fees paid	(1)
Net cash provided by financing activities	46,996
Net increase in cash and cash equivalents	11,176
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$11,176

Supplemental disclosures of non-cash information
Servicing fee payable	$74
        See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(Dollars in Thousands)

Issuer	Asset	Geography	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Investments in Portfolio Companies
Aerospace & Defense
Other Investments in Portfolio Companies (1)		Americas	$943	2.04%
			943	2.04
Consumer Services
Other Investments in Portfolio Companies (1)		Japan	708	1.53
			708	1.53
Financial Services
Other Investments in Portfolio Companies (1)		Americas	3,745	8.11
Total Financial Services			3,745	8.11

Healthcare
Knack RCM	Equity interest held through CA Poppy Holdings	Other Asia	3,098	6.71
Tarrytown Expocare Pharmacy	Equity interests held through CP Maverick Holdings, L.P. and CP Catapult Holdings, L.P.	Americas	2,993	6.48
Other Investments in Portfolio Companies (1)		Americas	2,126	4.60
Total Healthcare			8,217	17.79

Industrials
Waste Services Group Pty Ltd	Equity interest held through CAP V Odin, L.P.	Australia	3,691	7.99
TRYT, Inc.	Equity interest held through CJP V HC Holdings VI, L.P.	Japan	2,984	6.46
Other Investments in Portfolio Companies (1)		Europe	2,068	4.48
Other Investments in Portfolio Companies (1)		Americas	1,833	3.97
Total Industrials			10,575	22.90

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2025

Issuer	Asset	Geography	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Technologies
Adastra	Equity interest held through CETP V Participations S.a.r.l., SICAR	Europe	$3,458	7.49%
Ingentis	Equity interest held through CETP V Participations S.a.r.l., SICAR	Europe	3,465	7.50
Kyoden Co., Ltd	Equity interest held through Fountain Holdings, L.P.	Japan	3,025	6.55
Other Investments in Portfolio Companies (1)		Americas	330	0.72
Other Investments in Portfolio Companies (1)		Japan	821	1.78
Other Investments in Portfolio Companies (1)		Europe	676	1.46
Total Technologies			11,774	25.50

Total Investments in Portfolio Companies			35,962	77.87
(Cost: $10,301 Americas, $9,095 Europe, $3,478 Australia, $7,850 Japan, $3,098 Other Asia)

Investments in Affiliated Investee Funds
Aerospace & Defense
	Partnership interest in Carlyle Moose Coinvestment, L.P. (3)	Americas	4,024	8.71
Total Aerospace & Defense			4,024	8.71

Financial Services
Other Investments in affiliated investee funds (1)		Americas	361	0.78
			361	0.78
Healthcare
Other Investments in affiliated investee funds (1)		Americas	1,627	3.52
Total Healthcare			1,627	3.52

Total Investments in Affiliated Investee Funds			6,011	13.01
(Cost: $5,418 Americas)

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2025

Issuer	Asset	Geography	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Investments in Unaffiliated Investee Funds
Industrials
Audax Private Equity Beacon CF	Equity interest through ASP Bluebird, L.P.	Americas	$2,317	5.02%
Total Industrials			2,317	5.02

Various
Other Investments in Secondaries (1)		Americas	610	1.32
Total Various			610	1.32

Total Investments in Unaffiliated Investee Funds			2,927	6.34
(Cost: $2,482 Americas)

Total Investments			$44,900	97.22%

Derivative Instruments
Foreign Currency Forward Contracts (assets)			759	1.64
Foreign Currency Forward Contracts (liabilities)			(359)	(0.78)
Total Derivative Instruments			$400	0.87%
(Cost: $—)

Cash Equivalents
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (Institutional Class)		Americas	10,833	23.46
Total Cash Equivalents			$10,833	23.46%
(Cost: $10,833 Americas)

Total Investments, Derivative Instruments and Cash Equivalents			$56,134	121.55%
(Cost: $29,034 Americas, $9,095 Europe, $3,478 Australia, $7,850 Japan, $3,098 Other Asia)

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2025
(1)There were no investments in this category that individually exceeded 5% of net assets.
(2)Fair value is determined by the General Partner pursuant to the Fund’s valuation policy (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements).
(3)The investment includes indirect exposure to the portfolio company, Mantech. The Fund’s total exposure to Mantech is $4.0 million (which represents 8.71% of the Fund’s Net
Assets).
See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
1. ORGANIZATION
Carlyle Private Equity Partners Fund, L.P. (“CPEP” or the “Fund”), a Delaware limited partnership formed on February 11,
2025 (“Inception”), is a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of
1940, as amended (the “1940 Act”). CPEP’s investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private equity investments. CPEP seeks to achieve its investment objective by providing access to Carlyle’s Global Private Equity (“GPE”) platform, with an emphasis on its U.S., European, and Asian corporate buyout strategies. CPEP also provides investors access to Secondary Investments (as defined below) through Carlyle AlpInvest, as well as certain other investment strategies, such as growth, infrastructure and, in certain instances, Global Credit. We expect to access these private equity investments in a variety of ways, including through:
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
•Secondary Investments: Certain secondary investments of AlpInvest Private Equity Investment Management, LLC
(“Carlyle AlpInvest”) which target investments in private equity assets and private equity funds managed by third-
party managers and portfolios of direct private equity investments through privately negotiated transactions (typically structured through new investment vehicles) in the secondaries market and from time to time may include secondary market purchases of existing investments in Other Carlyle Accounts; and
•Primary Commitments: Capital commitments to investment funds managed by Carlyle or third-party managers.
The Fund may also invest in debt and other types of liquid securities (“Liquid Investments”). CPEP generally seeks to invest 80% to 90% of its net asset value (“NAV”) in Direct Investments, Secondary Investments, and Primary Commitments
and up to 10% to 20% of its NAV in Liquid Investments. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm which is publicly traded on the Nasdaq Global Select Market under the symbol “CG”.
CPEP is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”) to investors that are both (i) accredited investors (as defined in
Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the 1940 Act and the rules thereunder). Structured as a perpetual life investment solution, CPEP accepts fully funded subscriptions monthly and aims to provide limited partners a liquidity option by means of a quarterly redemption program.
In addition, CPEP Feeder, L.P. (the “Feeder”) was formed to facilitate investments by certain investors with specific tax considerations. The Feeder invests substantially all of its assets in the Fund and, as a result, its financial position and results of operations are dependent on those of the Fund.
CPEP commenced operations on October 1, 2025 (the “Commencement Date” or “Initial Closing Date”), when the Fund sold Units in its continuous private offering and commenced investing. CPEP’s first fiscal period ended December 31, 2025.
CPEP GP, LLC (the “General Partner”), a Delaware limited liability company, serves as the general partner of the Fund.
On September 2, 2025, CPEP General Partner, L.P. (the “Original General Partner”), a Delaware limited partnership which served as the original general partner of the Fund, assigned, transferred and conveyed all of its general partner interests in the
Fund to the General Partner. Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s board of directors (the “Board”) with respect to periodic reports under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”) and certain situations involving conflicts of interest, or other matters as deemed appropriate by the General Partner in its sole discretion. Carlyle Investment Management L.L.C. (“CIM” or the
“Investment Advisor”), a Delaware limited liability company, manages the Fund pursuant to the terms of the investment advisory agreement (see Note 6, Related Party Transactions). The Investment Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). Both the General Partner and the Investment Advisor are subsidiaries of Carlyle.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the instructions to Form 10-K. The Fund is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards
Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”).
Basis of Consolidation
In accordance with ASC 946, the Fund generally does not consolidate entities unless the Fund has a controlling financial interest in an investment company or operating company whose business consists of providing services to the Fund. The Fund determines whether it has a controlling financial interest in an investment company or operating company at such company’s inception or time of acquisition and continuously reconsiders this conclusion. Accordingly, the Fund consolidates in its consolidated financial statements the accounts of certain wholly owned subsidiaries, including entities formed to hold or aggregate investments, that meet the criteria described above. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Fund’s accounting policies. Actual results could differ from these estimates and such differences could be material.
Cash and Cash Equivalents
Cash and cash equivalents consist principally of cash and/or short term investments, including overnight bank deposits, which are readily convertible into cash and have original maturities of three months or less. The Fund is subject to credit risk should a financial institution be unable to fulfil its obligations and if balances held at a financial institution exceed insured limits.
Foreign Currency
The Fund’s investments may be denominated in foreign currencies and, thus, are subject to foreign currency exchange rate fluctuations. Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the prevailing exchange rate at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments, and income and expenses, are remeasured into U.S. dollars at the prevailing exchange rates at the respective transaction dates. The effects of changes in foreign currency exchange rates are included in the consolidated statement of operations as part of realized and unrealized gains and losses, as applicable.
Investment Valuation
The Fund carries its investments at fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”).
ASC 820 establishes a hierarchical disclosure framework which ranks the observability of market inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
The Fund’s portfolio investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair value, as follows:
•Level I — Inputs are quoted prices in active markets for identical investments as of the reporting date. The Fund does not adjust the quoted price for such investments.
•Level II — Inputs are other than quoted prices in active markets and are either directly or indirectly observable as of the reporting date. These inputs may include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, or other observable inputs.
•Level III — Inputs are unobservable and significant to the overall fair value measurement. The determination of fair value for investments classified within Level III requires significant judgment or estimation by the General Partner.
The Fund recognizes transfers between levels of the fair value hierarchy at the end of the reporting period in which the transfer occurs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
In the absence of observable market prices, the Fund values its investments using valuation methodologies applied on a consistent basis in accordance with the Fund’s valuation policies and procedures approved by the General Partner. Such methodologies may include the market approach, which considers comparable company or transaction multiples, and the income approach, which incorporates discounted cash flow analyses and other valuation techniques. These methods involve a significant degree of judgment.
For investments in private equity funds, secondary funds and other external investment vehicles, the Fund generally determines fair value based on its proportionate share of the most recent NAV reported by the respective underlying fund manager, provided that such NAV is calculated in a manner consistent with ASC 820. The reported NAV is adjusted, as necessary, for subsequent capital contributions, distributions and other known events occurring through the reporting date. To the extent the underlying fund holds publicly traded securities, the Fund considers changes in the quoted market prices of such securities from the date of the most recent NAV. In addition, where appropriate, the Fund may adjust the reported NAV to reflect estimated changes in the fair value of the underlying fund’s non-public investments from the date of the most recent
NAV through the reporting date.
Investments measured using NAV as a practical expedient are not classified within the fair value hierarchy but are disclosed separately in Note 3, Fair Value Measurements.
Income Taxes
As Carlyle Private Equity Partners Fund, L.P. is a partnership for U.S. federal and state income tax purposes, income and losses are allocated to the individual shareholders who are responsible for reporting such and paying any taxes thereon. The
Fund anticipates filing its initial tax return in 2026. The Fund intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes. The Fund may therefore be subject to current and deferred U.S., state, and/or local income taxes at these subsidiaries.
The Fund accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded on the Fund’s gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of the Fund’s deferred tax assets, all evidence, both positive and negative, is evaluated.
Under U.S. GAAP for income taxes, the amount of tax benefit to be recognized is the amount of benefit “more likely than not” to be sustained upon examination. If uncertainties in tax positions exist, a liability is established. The Fund recognizes accrued interest and penalties, if any, as a component of the provision for income taxes.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
Calculation of Net Asset Value
The Fund calculates NAV under U.S. GAAP as of the end of each month by deducting all accrued fees, expenses and other liabilities from the fair value of investments and other assets. Expenses directly related to the Fund or its classes are charged to the Fund or the applicable class. Expenses directly related to the Fund and other shared expenses prorated to the Fund are allocated to each class based on its relative net assets or other appropriate methods. Other operating expenses shared by several funds, including other funds managed by the Investment Advisor, are prorated among those funds on the basis of relative net assets or other appropriate methods. Net asset value per Unit for each class is calculated by dividing the net asset value for that class by the total number of outstanding Units of that class on the reporting date.
For purposes of establishing the price at which transactions in the Fund’s Units occur, the Fund also calculates a monthly
“Transactional NAV”, which differs from the Fund’s NAV determined in accordance with U.S. GAAP, primarily due to differences in the recognition and timing of certain fees and expenses.
Net Realized Gains or Losses and Net Change in Unrealized Gain (Loss) on Investments
Realized gains or losses on investments are recognized upon the sale, repayment, or other disposition of an investment and are measured as the difference between the net proceeds received and the investment’s cost basis, adjusted for any previously recognized unrealized appreciation or depreciation, with cost determined using the specific identification method.
Net change in unrealized appreciation (depreciation) on investments reflects the change in fair value of investments during the reporting period, including the reversal of previously recorded unrealized amounts upon realization. Unrealized gains and losses are included in the consolidated statement of operations in the period in which the change in fair value occurs.
Realized and unrealized gains and losses on derivative contracts, if any, are recognized in accordance with the Fund’s derivative accounting policy and are presented separately in the consolidated statement of operations, as discussed below.
Derivative Instruments
CPEP enters into foreign currency forward contracts to economically hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. Foreign currency forward contracts are carried at fair value and are marked-to-market at each reporting date. The change in fair value is recognized as a component of net change in unrealized appreciation on derivative contracts in the consolidated statement of operations.
Upon settlement or termination of a contract, realized gains or losses are recognized in net realized gain (loss) on investments and derivative contracts and represent the difference between the proceeds received or paid and the contract’s carrying value at the time of settlement. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected in the consolidated statement of assets and liabilities. The primary risk associated with these instruments is the risk of an unfavorable change in the underlying foreign currency exchange rates.
The Fund enters into foreign currency forward contracts under ISDA master agreements with its counterparty. These agreements provide for the netting of amounts payable and receivable with the same counterparty and permit, for foreign currency transactions, settlement on a net basis for amounts due on the same date and in the same currency. The Fund does not offset derivative assets and liabilities in its consolidated statement of assets and liabilities, as the conditions required for offsetting are not met.
The Fund recognizes derivative instruments as assets or liabilities at fair value in its consolidated statement of assets and liabilities as derivative assets at fair value and derivative liabilities at fair value, respectively.
Additional information regarding derivative instruments is included in Note 4, Derivative Instruments.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
Organizational and Offering Costs
Organizational costs are expensed as incurred. Offering costs attributable to the sale of Units are capitalized as deferred offering costs and included in other assets on the consolidated statement of assets and liabilities. Costs associated with the offering of each of the Fund’s classes of units as described in Note 5, Net Assets, are capitalized as a deferred expense and included as an asset on the consolidated statement of assets and liabilities. These deferred offering costs are amortized over a twelve-month period beginning on the date incurred. Organizational and offering costs were not borne by the Fund until the
Initial Closing on October 1, 2025.
Servicing Fees
The Fund pays a servicing fee (the “Servicing Fee”) to TCG Capital Markets L.L.C. (the “Dealer Manager”) based on the applicable annual rate of the Transactional NAV of certain Unit classes. No servicing fee is payable with respect to Class I
Units, Class A-I Units, Class E-I Units, Class C Units and Class CG Units. Additional information regarding the Servicing Fee arrangement is included in Note 6, Related Party Transactions.
In accordance with U.S. GAAP, the Fund accrues the estimated cost of the Servicing Fee at the time Units bearing such fees are issued and records the obligation as an offering cost.
Other Expenses
Other expenses consist primarily of fund operating costs, including administration, accounting, legal, audit, tax, servicing and other professional fees incurred in connection with the Fund’s operations.
Segment Reporting
CPEP operates through a single reporting segment with the objective of generating investment returns by providing its investors access to Carlyle’s platform, with an emphasis on its U.S., European, and Asian corporate buyout strategies. The chief operating decision maker of the Fund is the Fund’s Chief Executive Officer, who primarily utilizes net increase in net assets from operations to implement investment policy decisions, manage the portfolio and assess the performance of the Fund. As the
Fund’s operations comprise a single reporting segment, there is no difference between segment assets and total consolidated assets as presented on the accompanying consolidated statement of assets and liabilities and the significant segment expense are the same as those listed on the accompanying consolidated statement of operations.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
3. FAIR VALUE MEASUREMENTS
The following table summarizes the valuation of the Fund’s investments, derivative assets and derivative liabilities held at fair value by the fair value hierarchy levels as of December 31, 2025:

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Money Market Fund	$10,833	$—	$—	$—	$10,833
Total Cash and Cash Equivalents(1)	10,833	—	—	—	10,833

Investments
Investments in portfolio companies	—	—	35,962	—	35,962
Investments in affiliated and non- affiliated investee funds	—	—	—	8,938	8,938
Total Investments	—	—	35,962	8,938	44,900

Derivative Assets	—	759	—	—	759
Total	$10,833	$759	$35,962	$8,938	$56,492

Liabilities
Derivative Liabilities	$—	$359	$—	$—	$359
___________________
(1)Cash held at banks of $0.3 million is carried at cost, which approximates fair value, and is therefore not included in the fair value hierarchy.
The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of December 31, 2025:

	Fair Value as of December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average	Impact to Valuation from Increase in Input
				Low	High
Investments in portfolio companies	$35,962	Discounted Cash Flow	Discount Rate	8.20%	16.78%	12.19%	Lower
			Terminal Growth Rate	2.00%	11.00%	4.28%	Higher
		Comparable Multiple	EBITDA Multiple	6.31x	23.77x	14.43x	Higher
			Revenue Multiple	4.78x	8.34x	5.19x	Higher
Total Level III Investments	$35,962

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
The changes in the Fund’s investments at fair value for which the Fund has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows for the period from Inception through December 31, 2025:

Equity Securities
Balance, beginning of period	$—
Purchases	33,823
Sales and proceeds from Investments	—
Transfers into Level III	—
Transfers out of Level III	—
Net realized gains (losses)	—
Net change in unrealized appreciation	2,139
Balance, end of period	$35,962
Net change in unrealized appreciation included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation on investments on the consolidated statement of operations	$2,139
4. DERIVATIVE INSTRUMENTS
In the normal course of business, the Fund may enter into derivative contracts to achieve certain risk management objectives. The Fund may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of its non-U.S. dollar denominated investments. These instruments primarily include foreign currency forward contracts.
The Fund utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-
denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign currency forward contracts does not eliminate fluctuations in the price of the underlying investments recognized by the Fund. As a result of the use of derivative contracts, the Fund is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Fund enters into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	December 31, 2025
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative Investments
Foreign Currency Forward Contracts	$7,912	$759	$7,126	$(359)
For the period from Inception through December 31, 2025, the Fund recognized $0.4 million of net unrealized gain on foreign currency forward contracts, which is included in net change in unrealized appreciation on derivative contracts in the consolidated statement of operations.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
5. NET ASSETS
CPEP, at the direction of the General Partner, has the authority to issue an unlimited number of units of each class of units
(as defined below). CPEP offers twelve classes of units to investors, as follows:

Standard Units	Class A Units, Class S Units, Class D Units, Class I Units
Anchor Units (1)	Class A-A Units, Class A-S Units, Class A-D Units, Class A-I Units
Early Investor Units (2)	Class E-A Units, Class E-S Units, Class E-D Units, Class E-I Units
___________________
(1)Available to investors in the Initial Closing of the Fund.
(2)Available to investors in closings which occur within one year of the Initial Closing.
Additionally, Class C and Class CG Units (collectively, the “Carlyle Units”) are available for Other Carlyle Accounts (as defined in the Partnership Agreement) that invest in the Fund as part of custom mandates and Carlyle Units are available to
Carlyle and certain of its affiliates and employees, officers and directors and other persons as determined by the General Partner in its discretion. The Carlyle Units are not offered to other investors.
The primary differences among the classes of units relates to the Management Fee, the Servicing Fee, and upfront subscription fees (discussed below). See Note 6, Related Party Transactions, for further detail regarding the Management Fee and Servicing Fee by class of units.
Certain financial intermediaries may charge investors upfront selling commissions, placement fees, subscription fees, or similar fees (“Subscription Fees”) of up to the following, as a percentage of Transactional NAV:

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
The Fund’s units are offered on a monthly basis effective as of the first calendar day of each month. The purchase price per unit of each class is equal to the Transactional NAV per unit for such class as of the last business day of the immediately preceding month. Units were first issued to investors on October 1, 2025 at an initial subscription price of $25.00 per unit, and the Transactional NAV was first determined as of October 31, 2025.
The following tables present transactions in the Units during period from Inception through December 31, 2025:

	Class A-S Units	Class A-I Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of February 11, 2025 (Inception)	—	—	—	—	—
Units issued	29,000	868,860	11,050	809,598	95,584
Non-cash redemptions (1)	—	(10)	—	—	—
Units Outstanding as of December 31, 2025	29,000	868,850	11,050	809,598	95,584
___________________
(1)During the year ended December 31, 2025, the Fund effected a non-cash redemption of Units held indirectly by the Feeder through the cancellation of
Units at Transactional NAV. This redemption was undertaken to settle Servicing Fees paid by the Fund on the Feeder’s behalf. The transaction did not involve any cash consideration and resulted in a reduction of partners’ capital in the applicable Unit Class. No redemptions were effected from third-party investors during the period.
No Class A Units, Class S Units, Class A-A Units, Class E-A Units, Class D Units, Class A-D Units, Class E-D Units,
Class I Units or Class CG Units have been issued since Inception.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
Redemption Program
At the discretion of the General Partner and in accordance with the Partnership Agreement, CPEP intends to implement a redemption program (the “Redemption Program”), pursuant to which it expects to offer to redeem in each quarter up to 3% of the Fund’s units outstanding (excluding the Class C Units), either by number of units or aggregate Transactional NAV. The
Redemption Program is expected to commence the quarter following the first anniversary of the Initial Closing. Class C Units are not subject to the Redemption Program, including with respect to any redemption limits. The Fund has adopted a separate arrangement pursuant to which Class C Units held by Carlyle or its affiliates may be redeemed on a monthly basis, generally based on available subscription proceeds and subject to certain limitations, including where such redemptions would adversely impact the Fund’s liquidity or where redemption requests under the Redemption Program are not fully satisfied.
Under the Redemption Program, the General Partner currently expects to redeem units quarterly using a purchase price equal to the Transactional NAV per unit as of the date specified in the redemption offer (the “Redemption Date”). Any redemption request for units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to 5% of the Transactional NAV of the units being redeemed, calculated as of the Redemption Date, (the
“Early Redemption Deduction”) for the benefit for CPEP and its Shareholders.
6. RELATED PARTY TRANSACTIONS
Partnership Agreement
CPEP has entered into an Amended and Restated Limited Partnership Agreement, dated October 1, 2025, with the General
Partner (the “Partnership Agreement”).
Incentive Allocation
Pursuant to the Partnership Agreement, the General Partner is entitled to receive an incentive allocation (the “Incentive
Allocation”) equal to 12.5% of the Fund’s Total Return, subject to (i) a 5% annual hurdle rate and (ii) a high water mark. The
Incentive Allocation includes a 100% catch-up provision, pursuant to which the General Partner receives 100% of returns in excess of the hurdle until it has received 12.5% of cumulative profits for the applicable period. The Incentive Allocation is calculated on a calendar year basis, accrued monthly and payable quarterly in arrears. The Incentive Allocation may be paid in cash, Class C Units, and/or interests in any Lower Fund or any combination of the foregoing. The Carlyle Units are not subject to the Incentive Allocation. For the period from Inception through December 31, 2025, the Fund recorded $0.4 million of
Incentive Allocation expense. As of December 31, 2025, $0.4 million was accrued and payable to the General Partner.
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
Management Fee
In consideration for its investment management services, the Investment Advisor is entitled to receive a management fee
(the “Management Fee”) with respect to each class of units payable by CPEP, directly or indirectly through an Intermediate
Entity (including any Lower Funds), equal to, in the aggregate, 1.25% per annum of the Transactional NAV of the units attributable to such class of units, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the
Incentive Allocation, the Servicing Fee (defined below), pending unit redemptions for the month, any distributions and without taking into account accrued and unpaid taxes (whether paid, payable accrued or otherwise) of any Intermediate Entity
(including corporations) through which CPEP indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month, as determined in the good faith judgment of the General Partner; provided, that (i) with respect to
Anchor Units, the Management Fee shall be waived for the first twelve (12) months following the Initial Closing and shall be equal to 0.75% of the month-end Transactional NAV attributable to the Anchor Units for twenty-four (24) months thereafter and (ii) with respect to Early Investor Units, the Management Fee shall be equal to 0.75% per annum of the month-end

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
Transactional NAV attributable to the Early Investor Units for the first thirty-six (36) months following the Initial Closing.
Carlyle Units do not pay a Management Fee.
The Investment Advisor may elect to receive the Management Fee in cash, Class C Units and/or shares, units or interests of any Lower Fund. See Note 5, Net Assets, for a definition and description of the Fund’s classes of units.
For the period from Inception through December 31, 2025, the Investment Advisor earned $64 thousand in Management
Fees, of which $46 thousand were waived. As of December 31, 2025, $18 thousand in Management Fees were payable.
Expense Support Arrangement
Pursuant to the Advisory Agreement, the Investment Advisor may advance organizational and offering expenses and certain operating expenses on behalf of the Fund (the “Expense Support”). Organizational and offering expenses were not allocated to the Fund until the Initial Closing on October 1, 2025.
Through and including the first twelve months following the Initial Closing, the Investment Advisor has agreed to waive a portion of its Management Fee and/or pay, absorb or reimburse certain Fund expenses to the extent necessary so that annual
Specified Expenses do not exceed 0.60% of net assets (annualized), subject to the terms of the advisory agreement. Amounts waived or reimbursed during this period may be subject to recoupment, provided that such recoupment would not cause
Specified Expenses to exceed the applicable limitation in the month of recoupment.
The Fund is economically responsible for advanced expenses and will reimburse the Investment Advisor in accordance with the terms of the advisory agreement. Reimbursements may be made in cash or, at the Investment Advisor’s election, in
Class C Units, which are not subject to the volume limitations of the Fund’s redemption program. In the event of dissolution, liquidation or termination of the advisory agreement, the Fund is obligated to reimburse any unreimbursed advances made by the Investment Advisor.
As of December 31, 2025, the Investment Advisor had advanced approximately $5.4 million of expenses on behalf of the
Fund, of which $2.8 million is included in offering costs payable and $2.6 million is included in due to affiliates on the accompanying consolidated statement of assets and liabilities. During the period from Inception through December 31, 2025, the Fund reimbursed the Investment Advisor $31 thousand of such advances.
Dealer Manager Agreement
On July 25, 2025, the Fund and the Feeder entered into an agreement (the “Dealer Manager Agreement”) with the Dealer
Manager, a broker-dealer registered with the SEC under the Exchange Act and a member of the Financial Industry Regulatory
Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages the Fund’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of the Fund’s units. The Dealer Manager also coordinates the Fund’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Fund’s offering, its investment strategies, material aspects of its operations, and subscription procedures.
The Dealer Manager is entitled to receive the Servicing Fee monthly in arrears at an annual rate of the Transactional NAV of each class of Units as outlined in the following table:

Servicing Fee (per annum)	Classes of Units (1)
0.85%	Class S Units, Class A-S Units, Class E-S Units
0.50%	Class A Units, Class A-A Units, Class E-A Units
0.25%	Class D Units, Class A-D Units, Class E-D Units
—%	Class I Units, Class A-I Units, Class E-I Units, Class C Units, Class CG Units
________________
(1)See Note 5, Net Assets, for a description of the Fund’s classes of units.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
The Servicing Fee is calculated based on Transactional NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for that month and distributions payable on Units. The Servicing Fee is payable to the Dealer Manager, but generally all or a portion of the Servicing Fee is paid to participating brokers or other financial intermediaries.
In accordance with U.S. GAAP, the Fund accrues the cost of the Servicing Fee for the estimated life of the relevant Units as an offering cost at the time such Units are sold. As of December 31, 2025, the Fund has accrued $74 thousand of Servicing
Fees.
Warehousing Agreement
On August 4, 2025, CPEP and the Investment Advisor, in its capacity as investment advisor of CPEP, entered into a
Warehousing Agreement with CPEP Seed Investments, L.P. (the “Warehouse Entity”), an affiliate of Carlyle. In order to support the development of CPEP, the Warehouse Entity has, and will continue to, warehouse investments that have been approved by the General Partner on behalf of CPEP over time as CPEP raises capital, subject in each case to the Warehouse
Entity’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). The Warehouse Entity has agreed to subsequently transfer to CPEP, and CPEP has agreed to acquire from the Warehouse Entity, such Approved Warehoused
Investments at a price as agreed to between the parties, subject to certain conditions, including that CPEP has sufficient capital to acquire such Approved Warehoused Investments. CPEP Lux is also expected to acquire Approved Warehoused Investments from the Warehouse Entity. The Investment Advisor will determine which and what portions of Approved Warehoused
Investments will be acquired by CPEP and CPEP Lux at each sale and transfer date.
CPEP bears its proportionate share of (a) fees, costs, and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to CPEP, and (b) any broken deal expenses allocated by
Carlyle to the Warehouse Entity. The term of the Warehousing Agreement shall continue until terminated by a party upon at least thirty calendar days’ written notice to the other parties.
During the period from Inception through December 31, 2025, the Fund acquired interests in 22 Approved Warehoused
Investments from the Warehouse Entity for $42.1 million, of which $5.8 million was payable at period end and settled subsequent to year end. These interests were generally acquired at a price that approximated the Warehouse Entity’s cost basis.
Feeder
The Feeder is a Delaware limited partnership formed on February 11, 2025 for the benefit of certain shareholders with particular tax characteristics. The Feeder intends to invest all or substantially all of its investable assets in one or more entities treated as a corporation for U.S. federal income tax purposes (a “Corporation”), which, in turn, intends to invest all or substantially all of its investable assets in Class A-I, Class E-I and Class I Units of the Fund. The Feeder wholly owns CPEP
Blocker, L.P. (the “Blocker”), a limited partnership formed on February 21, 2025, in accordance with the laws of the Cayman
Islands, which is a Corporation for U.S. federal income tax purposes. Investors in the Feeder indirectly bear, without duplication, their proportional share of the Fund’s expenses.
CPEP Lux
CPEP invests alongside Carlyle Private Equity Partners - EU (“CPEP Lux”), a sub-fund of Carlyle Private Markets S.A.
SICAV – UCI Part II, and a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions. While the
Fund and CPEP Lux have substantially similar investment objectives and strategies and are expected to have overlapping investment portfolios, the Fund and CPEP Lux are operated as distinct investment structures.
Affiliates
The General Partner, Investment Advisor, Dealer Manager, Feeder, Blocker, CPEP Lux and any other vehicle sponsored, advised and/or managed by Carlyle, are affiliates of the Fund.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
7. COMMITMENTS AND CONTINGENCIES
The Fund had unfunded commitments of $0.9 million in unaffiliated investee funds and $0.1 million in affiliated investee funds as of December 31, 2025.
As of December 31, 2025, the Fund had deferred consideration payable related to investments totaling $5.8 million. These amounts were settled in accordance with the contractual terms of the underlying transactions subsequent to year end.
The Fund has also entered into an Expense Support arrangement with the Investment Advisor, pursuant to which certain organizational, offering and operating expenses have been advanced on behalf of the Fund and are subject to reimbursement over time in accordance with the terms of the arrangement. See Note 6, Related Party Transactions, for additional information.
In the ordinary course of its business, CPEP may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the enforcement of such indemnifications or warranties against the Fund.
Based on its history and experience, the General Partner believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown.
CPEP may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2025, CPEP was not subject to any material litigation nor was CPEP aware of any material litigation threatened against it.
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the periods from each class inception date through December 31, 2025.

	For the periods from Inception through December 31, 2025
	Class A-S Units	Class A-I Units	Class E-S Units	Class E-I Units	Class C Units
Class Inception Date	Oct 1, 2025	Oct 1, 2025	Dec 1, 2025	Nov 3, 2025	Oct 1, 2025
Per Unit Data:
Net asset value per Unit, beginning of period	$—	$—	$—	$—	$—
Proceeds from Units issued	25.00	25.00	27.15	26.60	26.16
Net investment loss (1) (2)	(4.04)	(4.10)	(0.46)	(0.98)	(2.79)
Net realized and unrealized gain on investments, including derivative contracts (2)	2.79	2.94	0.65	1.62	2.83
Servicing fees	(1.86)	—	(1.88)	—	—
Net asset value per Unit, end of period	$21.89	$23.84	$25.46	$27.24	$26.20
Number of Units outstanding, end of period	29,000	868,850	11,050	809,598	95,584
Total return based on net asset value (3)	(12.44)%	(4.64)%	(6.22)%	4.77%	4.80%
Ratio to Weighted-Average Net Assets(4):
Incentive Allocation	(1.69)%	(1.60)%	(0.27)%	(0.65)%	—%
Total Expenses before waived expenses	(18.67)%	(17.98)%	(1.82)%	(3.92)%	(11.59)%
Total waived expenses	0.23%	0.21%	—%	—%	—%
Total Expenses after waived expenses	(18.44)%	(17.76)%	(1.82)%	(3.92)%	(11.59)%
Net investment loss	(17.83)%	(17.17)%	(1.68)%	(3.65)%	(11.06)%
________________
(1)Net investment loss per Unit was calculated as net investment loss for the period divided by the weighted average number of Units outstanding for the period.
(2)The amounts reported for a Unit outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Unit transactions in relation to the fluctuating fair values of the Fund’s investments.
(3)Total return based on net asset value (not annualized) is based on the change in net asset value per Unit during the period divided by the Net Asset Value per Unit on the respective Class Inception Date. Total return does not include upfront transaction fees, if any.
(4)These ratios to average net assets have not been annualized.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)
9. SUBSEQUENT EVENTS
Subsequent to December 31, 2025, CPEP issued Units for an additional $34.2 million in connection with its January,
February and March closings bringing inception to date subscriptions in its continuous private offering to $81.2 million.
Subsequent to December 31, 2025, CPEP acquired additional interests in certain existing portfolio companies and new interests in other portfolio companies from the Warehouse Entity, an affiliate of Carlyle, for a total purchase price of $24.3 million. Additionally, the payable for investments purchased outstanding as of December 31, 2025 was settled in accordance with the contractual terms of the underlying transactions prior to the filing of this Form 10-K.
There have been no events since December 31, 2025, other than those already disclosed, that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the
Securities and Exchange Commission for newly public companies.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a‐15(f) and
15d‐15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the
Board. The Board is responsible for overseeing the Fund’s periodic reports under the Exchange Act and certain conflicts of interest related to Carlyle in accordance with the provisions of the Partnership Agreement and any policies of the General
Partner.
Our Board consists of five members, three of whom are Independent Directors. The General Partner may appoint additional directors to the Board from time to time. Our General Partner elects the Fund’s executive officers, who serve at the discretion of the General Partner, until his or her successor is duly appointed and qualified.
Board of Directors and Executive Officers
Information regarding the Board and executive officers are set forth below as of March 27, 2026:

Name	Age	Position	Position Held Since
Directors
John Pavelski	48	Director, Chairperson of the Board, Chief Executive Officer	2025
Sandra Horbach	65	Director, Vice Chairperson of CPEP	2025
Miriam Krieger	48	Independent Director	2025
Spencer Raymond	43	Independent Director	2025
F. William (Bill) Reindel	72	Independent Director	2025
Non-Director Executive Officers
John C. Redett	57	Chairperson of CPEP	2025
Brian Bernasek	52	Co-President	2025
Michael Wand	59	Co-President	2025
Charles E. Andrews, Jr.	45	Chief Financial Officer	2025
Each director will serve a term of three years, which is renewable by the General Partner in its sole discretion, or until his or her death, resignation, removal, or disqualification. The address for each of our directors and executive officers is c/o Carlyle
Investment Management L.L.C., 1001 Pennsylvania Ave., N.W., Suite 220 South, Washington, D.C. 20004.
Biographical Information
Directors
The Fund’s directors have been divided into two groups – Independent Directors and non-Independent Directors. The
status of an Independent Director under the Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General
Partner.
Non-Independent Directors
John Pavelski is Head of CPEP and works across Carlyle’s global private equity strategies. He serves as the Chief
Executive Officer of CPEP and as a member and Chairperson of the Board. Mr. Pavelski is a member of the CPEP Investment
Committee and the investment committee for Carlyle’s private credit platform. He is based in New York.
Mr. Pavelski joined Carlyle in 2020 as an investment professional focusing on special situations, ultimately becoming
Head of Carlyle Strategic Partners. Later he also became co-head of North America for Carlyle Credit Opportunities. He serves on the boards of several Carlyle portfolio companies, including LA Fitness, Nordam Group and Tradesmen International and
formerly served on the boards of SBP Holdings and Cadence Education.

Before joining Carlyle, Mr. Pavelski was a Managing Partner and Head of Global Private Credit at Brookfield Asset
Management, where he led the private credit and special situation investing efforts. He founded the corporate private credit business and also oversaw the Indian Credit and Homebuilder Finance platforms. Prior to Brookfield, Mr. Pavelski held senior positions at Silver Point Capital and American Securities focused on investing across the capital structure in public and private markets, including the take-private of Delphi Automotive in partnership with The Presidential Task Force on the Auto Industry.
He began his career at Goldman Sachs and in the private equity group of The Blackstone Group.
Mr. Pavelski holds a B.A. from Amherst College, where he graduated magna cum laude with distinction, and an MBA from Harvard Business School.
Mr. Pavelski’s depth of investment and management experience makes him well qualified to serve on our Board.
Sandra Horbach is the Vice Chairperson of CPEP, a member of the Board and Chair of the CPEP Investment Committee.
She is a Partner and the Chair of Americas Corporate Private Equity at Carlyle, based in New York. She is also a member of
Carlyle’s Leadership Committee and serves on several firm investment committees. In addition, Ms. Horbach helps drive several of the firm’s strategic growth initiatives including expanding Carlyle’s Private Equity products in the Wealth channel and the integration of Artificial Intelligence and data analytics into investment strategies. Previously, she was Co-Head of
Americas Corporate Private Equity, overseeing more than $70 billion in assets under management. Since joining Carlyle in
2005, she has led major investments across various industries. Prior to joining Carlyle, Ms. Horbach spent 18 years at the private equity firm Forstmann Little and two years at Morgan Stanley in the M&A department. She earned her MBA from
Stanford University and her B.A. in Chinese Studies from Wellesley College, where she graduated Phi Beta Kappa and summa cum laude. Over the course of her career, Ms. Horbach has served on many corporate and non-profit boards. She currently serves as a director on the Board of Hexaware, and as a Trustee at Rockefeller University and Wellesley College. Ms. Horbach
was a member of Stanford’s Graduate School of Business Advisory Council for 15 years, including serving as Chair for four years. Ms. Horbach was recognized in the Barron’s 100 Most Powerful Women in Finance list in 2022, 2023 and 2024, as well as the Yahoo! Finance HERoes Top 100 Women Executives List in 2020 and 2021.
Ms. Horbach’s experience in various leadership positions across Carlyle and broad investment experience make her well qualified to serve on our Board.
Independent Directors
Miriam Krieger is a member of the Board on which she serves as an Independent Director. Ms. Krieger is a Senior Counsel
at Eversheds Sutherland (US) advising financial services companies and asset managers on regulatory, compliance and governance matters. Ms. Krieger was a member of the Compliance Department at Ares Management Corporation from April
2010 until April 2024 serving as Global Chief Compliance Officer of Ares from September 2017 until March 2024. During that time, she also served as Ares’ Global Anti-Money Laundering Officer and Global Anti-Corruption Officer and as a member of the Ares Operations Management Group and the Management Committee of Ares. Ms. Krieger previously served as Chief
Compliance Officer of Ares Capital Corporation, a publicly traded business development company from June 2011 to April
2019. From March 2008 until joining Ares, Ms. Krieger was Chief Compliance Officer and Corporate Secretary of Allied
Capital Corporation, where she also served as Executive Vice President from August 2008 until April 2010 and as Senior Vice
President from March 2008 to August 2008. Ms. Krieger also served as Senior Vice President and Chief Compliance Officer at
MCG Capital Corporation, a publicly traded business development company, from 2006 to 2008 and Vice President and
Assistant General Counsel from 2004 to 2006. From 2001 to 2004, Ms. Krieger was an associate in the Financial Services
Group of the law firm of Sutherland Asbill & Brennan LLP. Ms. Krieger graduated with a B.A. in Economics and Political
Science from Wellesley College and received a JD and an MA in Economics from Duke University.
Ms. Krieger’s legal and management experience in the financial services industry make her well qualified to serve on our
Board.
Spencer Raymond is a member of the Board on which he serves as an Independent Director. Mr. Raymond is a 20+ year asset management professional, focusing primarily on day-to-day operational matters. He has served as Chief Financial Officer of Chirisa Technology Parks since February 2025 where he is responsible for leading the day-to-day financial operations and affairs including financial strategy, debt and equity capital formation, planning, compliance, reporting and analysis, financial and management reporting systems and financial risk management. He previously served as Chief Financial Officer of
Rockpoint from October 2014 to January 2025 during which he facilitated and managed over $12 billion in growth – from $4 billion of assets under management in 2014 to $16 billion of assets under management at peak. Prior to Rockpoint, he was a pre-launch partner and co-founder of Pleasant Lake Partners (“Pleasant Lake”), responsible for all business development, investor relations, finance, operations and compliance at a global opportunistic concentrated equity long-short fund. Prior to

Pleasant Lake, he joined as a pre-launch employee, eventually becoming Chief Financial Officer, at Garrison Investment
Group, a $3.5 billion registered alternative asset management firm focusing on private, credit oriented, special opportunities in the corporate middle market, commercial real estate, and financial assets. He began his career at Ernst & Young LLP as a senior audit team member to the firm’s largest capital markets institutional client by revenue, Lehman Brothers. He graduated Magna
Cum Laude from Syracuse University Whitman School of Management and was captain of the Men’s NCAA Division I Swim
Team.
Mr. Raymond’s financial acumen and past and present experience as a Chief Financial Officer make him well qualified to serve on our Board.
F. William (Bill) Reindel is a member of the Board on which he serves as an Independent Director. Mr. Reindel retired in
2024 from Fried, Frank, Harris Shriver and Jacobson LLP where he served as a corporate transactional partner for 45 years. Mr.
Reindel has a deep knowledge of private markets, having represented private equity portfolio companies and their sponsors on borrower side debt financings, as well as some of the largest private debt funds on their senior credit, unitranche, mezzanine debt and junior debt and preferred equity investments employing a buy and hold strategy. Mr. Reindel has also advised some of the largest asset managers in subscription and NAV debt facilities for their private funds. Mr. Reindel currently serves as a member of the Senior Strategic Advisor Committee for Park Square Capital, a private credit fund. He received his JD from the
University of Minnesota Law School and his B.A., magna cum laude, from Amherst College.
Mr. Reindel’s legal experience and knowledge of private markets make him well qualified to serve on our Board.
Executive Officers
For information concerning the background of Mr. Pavelski and Ms. Horbach, see “—Directors” above.
John C. Redett is the Chairperson of CPEP and a member of the CPEP Investment Committee. He is Co-President and
Head of Global Private Equity at Carlyle. He is based in New York. Mr. Redett joined Carlyle in 2007 as an Investor on the
Global Financial Services team. He formerly served as the Chief Financial Officer from 2023 to 2025, the sole Head of Global
Financial Services from 2020 to September 2023 and the Co-Head of Global Financial Services from 2016 to 2020. Mr. Redett is a 25-year veteran of the financial services industry and has been deeply involved in the operations and management of many financial services businesses during his career. He has led or been a key contributor to some of Carlyle’s significant investments across various subsectors of financial services, including Duff & Phelps, TCW, BankUnited, Hilb Group, EPIC, DBRS, Central
Pacific Bank, CFGI, Sedgwick, PIB Group, Ignyte and JenCap. He currently serves on the boards of directors for Hilb Group and Captrust. Prior to joining Carlyle, Mr. Redett worked at Goldman Sachs from 2005 to 2007, and JPMorgan from 2000 to
2005. He received an MBA from New York University and a BS from the University of Colorado.
Brian Bernasek is the Co-President of CPEP and a member of the CPEP Investment Committee. He is a Partner and Co-
Head of Americas Corporate Private Equity at Carlyle. Carlyle’s Americas Corporate Private Equity business has $67 billion in assets under management with diversified investments spanning industries, geographies, and strategies. He is also a member of
Carlyle’s Leadership Committee and serves on several firm investment committees. Mr. Bernasek previously served as Co-
Head of U.S. Buyout and Growth as well as Head of the Global Industrial team at Carlyle. He joined Carlyle in 2000 and previously held positions in New York with Investcorp International, a private equity firm, and Morgan Stanley & Co., in its
Investment Banking Division. Mr. Bernasek has served as a director on the boards of several Carlyle investments, including
Allison Transmission, Atotech, HD Supply, The Hertz Corporation, Novolex and Signode Industrial Group. He currently serves as a director on the boards of Nouryon and ManTech International. He is also a past Chairman of the Board of Directors of the
Washington Jesuit Academy. Mr. Bernasek is a graduate of the University of Notre Dame and received his MBA from Harvard
Business School.
Michael Wand is the Co-President of CPEP. He is Head of Europe Private Equity at Carlyle where he oversees the firm’s
Corporate Private Equity platform in the region: Carlyle Europe Technology Partners and Carlyle Europe Partners. He is based in London. Mr. Wand has led numerous technology investments, notably P&I AG, FRS Global, UC4/Automic, Foundry, eggplant and Dept, and advised on a dozen completed realizations. Mr. Wand is currently a member of the Boards of Directors of Shopware, SER Group, HSO, Dept, Disguise, LiveU and Incubeta. Prior to joining Carlyle in 2001, Mr. Wand worked for approximately 10 years in investment banking, the last seven years of which were in the technology sector. As a Managing
Director, he was responsible for the European software and Internet research team at Deutsche Bank in London. Prior to that, he worked as a European Software Analyst for Paribas in London and BHF-Bank in Frankfurt, Germany. During his banking career, Mr. Wand was the underwriting analyst for European technology innovators such as SAP, Autonomy, SurfControl,
Utimaco and nCipher.

Charles E. Andrews, Jr. is the Chief Financial Officer of CPEP. He is the Chief Accounting Officer of Carlyle and has
served in such capacity since 2020. He is based in Washington, D.C. Since joining Carlyle in 2015, Mr. Andrews has also served as Carlyle’s Corporate Controller and Director of Accounting Policy and SEC Reporting. Prior to joining Carlyle, Mr.
Andrews was with Ernst & Young LLP in the Assurance Services practice and with Navigant Consulting, Inc. in the Disputes
& Investigations practice. He is a graduate of Virginia Polytechnic Institute and State University.
Leadership Structure and Oversight Responsibilities
Overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by the Board.
We have entered into the Advisory Agreement pursuant to which the Investment Advisor, an affiliate of the General Partner, manages us on a day-to-day basis. The Board is composed of five members, three of whom are Independent Directors. As described below, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the General Partner or Investment Advisor in fulfilling their oversight responsibilities.
Committees
The Board has established an Audit Committee and may form additional committees in the future.
Audit Committee
The Audit Committee is composed of three members, each of whom is an Independent Director (Ms. Krieger and Messrs.
Raymond and Reindel). Mr. Raymond serves as Chair of the Audit Committee and is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.
In accordance with its written charter, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (c) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (d) pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (e) acts as a liaison between our independent registered public accounting firm and the Board.
CPEP Investment Committee (Management Committee)
All Fund investments are reviewed and approved by the CPEP Investment Committee, which consists of some of the most senior and experienced investors at Carlyle. Given that investments generally will have been previously evaluated and approved by Carlyle’s private funds’ investment committees, the principal role of the CPEP Investment Committee is to ensure allocations are selected and sized consistent with CPEP’s investment mandate, portfolio construction targets, and risk management objectives. The CPEP Investment Committee is a committee of Carlyle and the Investment Advisor and is not a committee of the Board.
The members of the CPEP Investment Committee are David Rubenstein, Sandra Horbach, John C. Redett, John Pavelski,
Brian Bernasek and Jason Thomas. For information concerning the backgrounds of Ms. Horbach and Messrs. Redett, Pavelski and Bernasek, please see “—Directors” and “—Executive Officers” above. Information concerning the background of Messrs.
Rubenstein and Thomas is set forth below:
David Rubenstein is a Co-Founder of Carlyle and a Co-Chairman of Carlyle’s Board of Directors. He was elected to
Carlyle’s Board of Directors effective July 18, 2011. Previously, Mr. Rubenstein served as Co-Chief Executive Officer of
Carlyle. Mr. Rubenstein is a Baltimore native and is the Chairman, CEO, and principal owner of Major League Baseball’s
Baltimore Orioles. Prior to forming Carlyle in 1987, Mr. Rubenstein practiced law in Washington, D.C. with Shaw, Pittman,
Potts & Trowbridge LLP (now Pillsbury Winthrop Shaw Pittman LLP). From 1977 to 1981, Mr. Rubenstein was Deputy
Assistant to the President for Domestic Policy. From 1975 to 1976, he served as Chief Counsel to the U.S. Senate Judiciary
Committee’s Subcommittee on Constitutional Amendments. From 1973 to 1975, Mr. Rubenstein practiced law in New York with Paul, Weiss, Rifkind, Wharton & Garrison LLP. A recipient of the Presidential Medal of Freedom, Mr. Rubenstein is
Chairman of the Boards of the Council on Foreign Relations, the National Gallery of Art, the Economic Club of Washington,
and the University of Chicago; a Trustee of Memorial Sloan-Kettering Cancer Center, Johns Hopkins Medicine, the Institute for
Advanced Study, the Brookings Institution, and the World Economic Forum; and a Director of Moderna, Inc. and the American
Academy of Arts and Sciences. Mr. Rubenstein is a member of the American Philosophical Society, Business Council, Harvard

Global Advisory Council, Madison Council of the Library of Congress, Board of Dean’s Advisors of the Business School at
Harvard, Advisory Board of the School of Economics and Management at Tsinghua University, and Board of the World
Economic Forum Global Shapers Community. Mr. Rubenstein is a magna cum laude graduate of Duke University, where he was elected Phi Beta Kappa. Following Duke, Mr. Rubenstein graduated from the University of Chicago Law School, where he was an editor of the Law Review.
Jason Thomas is Head of Global Research & Investment Strategy at Carlyle. Mr. Thomas helps to formulate firmwide investment strategies and serves as the Chief Investment Officer for managed accounts and the economic adviser to the firm’s
Global Private Equity and Credit Investment Committees. Prior to joining Carlyle, Mr. Thomas served on the White House staff as Special Assistant to the President and Director for Policy Development at the National Economic Council. In this capacity,
Mr. Thomas acted as the primary adviser to the President for public finance. Mr. Thomas received a B.A. from Claremont
McKenna College and an MS and PhD in finance from George Washington University, where he studied as a Bank of America
Foundation, Leo and Lillian Goodwin Foundation, and School of Business Fellow. Mr. Thomas has earned the chartered financial analyst designation and is a Financial Risk Manager certified by the Global Association of Risk Professionals.
Code of Ethics for Financial Professionals
The Board has adopted a Code of Ethics for Financial Professionals which applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Financial Professionals is available on our website at https://www.carlyle.com/cpep. We intend to disclose any legally required amendment to or waiver of the Code of
Ethics for Financial Professionals on our website or in a Current Report on Form 8-K filing with the SEC.
Insider Trading Policy
We have adopted policies and procedures governing the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees, if any, and by CPEP that are reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of insider trading policy is filed as Exhibit 19.1 to this report, and the foregoing description is qualified by reference to such exhibit.
Item 11. Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Investment Advisor, the General Partner or their affiliates, pursuant to the terms of the Advisory Agreement and the Partnership Agreement, as applicable. Our day-to-day investment operations will be managed by the General Partner and the Investment Advisor. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Investment Advisor or its affiliates.
None of our executive officers receive direct compensation from us. We will reimburse the General Partner, the Investment
Advisor and/or their affiliates for Fund Expenses incurred on our behalf, which can include the compensation, overhead
(including rent and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Advisor and/or their affiliates in performing administrative and/or accounting services for the Fund, the Feeder, any Parallel Funds or any Intermediate Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, reporting, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Fund, the Feeder, any Parallel Funds or any Intermediate Entity; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). Certain executive officers and non-Independent Directors, through their financial interests in the General Partner and/
or Investment Advisor, are entitled to a portion of the profits earned by the General Partner and/or Investment Advisor, which includes any fees, including compensation discussed herein such as the Incentive Allocation, payable to the General Partner and/or Investment Advisor under the terms of the Advisory Agreement and the Partnership Agreement, as applicable, less expenses incurred by the General Partner and/or Investment Advisor in performing its services under the Advisory Agreement and the Partnership Agreement, as applicable. See “Part I, Item 1. Business—The General Partner and the Investment Advisor”
and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Compensation of Directors
No compensation is paid to the non-Independent Directors in connection with their service as directors. We pay each
Independent Director: (a) $50,000 per year (prorated for any partial-year) and (b) an additional fee of $7,500 per year for the

Chair of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each Independent
Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.
The following table sets forth the compensation earned or paid by us to our directors for the fiscal year ended December
31, 2025:

Name	Fees Earned or Paid in Cash
John Pavelski	$—
Sandra Horbach	—
Miriam Krieger	25,556
Spencer Raymond	29,389
F. William (Bill) Reindel	25,556
Compensation Committee Interlocks and Insider Participation
There is currently no compensation committee of the Board and the Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to the executive officers.
Policies and Practices Related to the Grant of Certain Equity Awards
The Fund does not grant options, and accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. Furthermore, given that we do not directly compensate our executive officers, we also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of February 28, 2026, the following table sets out certain beneficial ownership information with respect to the Fund’s
Units for each of the Fund’s directors and executive officers and all directors and executive officers as a group. None of the
Classes of Units have voting power.

Name and Address(1)	Type of Ownership	Units Owned	Percentage
John Pavelski	—	—	—
Sandra Horbach	—	—	—
Miriam Krieger	—	—	—
Spencer Raymond	—	—	—
F. William (Bill) Reindel	—	—	—
John C. Redett	—	—	—
Brian Bernasek	—	—	—
Michael Wand	—	—	—
Charles E. Andrews, Jr.	—	—	—
All Directors and Executive Officers as a Group (9 persons)	—	—	—
__________________
(1)The address for each of our directors and executive officers is c/o Carlyle Investment Management L.L.C., 1001 Pennsylvania Ave., N.W., Suite 220
South, Washington, D.C. 20004.
Securities Authorized for Issuance Under Equity Compensation Plans
The Fund does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Advisory Agreement and Partnership Agreement
CPEP entered into the Advisory Agreement with the Investment Advisor pursuant to which we pay the Management Fee and reimburse certain Fund Expenses. CPEP is governed by the Partnership Agreement, pursuant to which the General Partner is entitled to receive the Incentive Allocation. In addition, pursuant to the Advisory Agreement and the Partnership Agreement,
we will reimburse the Investment Advisor and General Partner for certain expenses as they occur.
The Management Fee is payable monthly in arrears with respect to each Class of Investor Units in an amount equal to, in the aggregate, 1.25% of the NAV of the Units attributable to such Class per annum before giving effect to any accruals for the
Management Fee, the Incentive Allocation, the Servicing Fee, pending Unit redemptions for the month, any distributions and without taking into account accrued and unpaid taxes (whether paid, payable accrued or otherwise) of any Intermediate Entity
(including corporations) through which CPEP indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month, as determined in the good faith judgment of the General Partner; provided that (i) with respect to
Anchor Units, the Management Fee shall be waived for the first twelve (12) months following the Initial Closing and shall be equal to 0.75% of the month-end NAV attributable to the Anchor Units for twenty-four (24) months thereafter and (ii) with respect to Early Investor Units, the Management Fee shall be equal to 0.75% per annum of the month-end NAV attributable to the Early Investor Units for the first thirty-six (36) months following the Initial Closing. Carlyle Units do not pay a
Management Fee.
The Investment Advisor may elect to receive the Management Fee in cash, Class C Units and/or shares, units or interests of any Lower Fund. If the Management Fee is paid in Class C Units, such Units may be redeemed at the Investment Advisor’s request and will not be subject to the volume limitations of the Redemption Program or the Early Redemption Deduction but
will be subject to a separate redemption arrangement. The Management Fee shall be subject to offset as described in “—Fee
Offset” below.
For the period from February 11, 2025 through to December 31, 2025, the Investment Advisor earned $64 thousand in
Management Fees, of which $46 thousand were waived. As of December 31, 2025, $18 thousand in Management Fees were payable.
Under the Partnership Agreement, the Recipient is allocated an Incentive Allocation equal to 12.5% of the total return, subject to a 5.0% annual hurdle amount and a high water mark with a 100% catch-up. Such allocation is measured on a calendar year basis, paid quarterly and accrues monthly (subject to pro-rating for partial periods). The Incentive Allocation is calculated based on the Fund’s NAV attributable to Investor Units. The Recipient may elect to receive the Incentive Allocation in cash,
Class C Units and/or shares, units or interests of any Lower Fund or any combination of the foregoing. Carlyle Units do not pay an Incentive Allocation.
As of December 31, 2025, the Fund has accrued $0.4 million of Incentive Allocation payable to the Recipient.
Expense Support
Prior to the Initial Closing the Investment Advisor advanced, and thereafter the Investment Advisor may advance, in its sole discretion, all or a portion of CPEP’s organizational and offering expenses (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating placement agents or financial intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials (including third-
party marketing material compliance reviews), design and website expenses, fees and expenses of each entity (including, as applicable, transfer agent, administrator and depository fees, fees to attend retail seminars sponsored by participating broker-
dealers and reimbursements for customary travel, lodging, entertainment and meals, and including all similar organizational and offering expenses of any entities used or established to purchase Carlyle Units, the Feeder, the Intermediate Entities, any Lower
Funds and/or any Parallel Funds or feeder funds to the extent not paid by such entities, the Feeder, the Intermediate Entities, any Lower Funds and/or any Parallel Funds or feeder funds or their investors, and the fees, costs and expenses associated with organizing and establishing the General Partner, the general partner of the General Partner, and its general partner or managing member, any vehicle formed to directly or indirectly receive Incentive Allocation and its general partner or managing vehicle, as applicable, and the associated advisory arrangements with the Investment Advisor, but excluding Subscription Fees and
Servicing Fees)) (collectively, “Organizational and Offering Expenses”) and/or Fund Expenses (the “Expense Support”)
through such date as determined by the Investment Advisor; provided that, Organizational and Offering Expenses will not be allocated to, or otherwise borne by the Fund until the Initial Closing (or such later date as determined by the Investment
Advisor in its sole discretion). The Investment Advisor, in its sole discretion, will determine the portion of the Expense Support that is attributable to the Fund, the Feeder, the Intermediate Entities, any Lower Funds and any Parallel Fund. The Fund will reimburse the Investment Advisor for all such advanced expenses, subject to the specified expense cap and reimbursement limitations described below. The Investment Advisor, in its sole discretion, may waive its right to reimbursement for any such advanced expenses.
Pursuant to the Advisory Agreement, through and including the first twelve months following the Initial Closing, the
Investment Advisor has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Fund, to the extent necessary so that, for any fiscal year, the Fund’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Fund’s net assets (annualized) as of the end of each calendar month. The Fund agreed to repay the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Investment Advisor during such twelve-month period, when and if requested by the Investment Advisor, but only if and to the extent that such
Specified Expenses plus any recoupment do not exceed 0.60% of the Fund’s net assets (annualized) during the applicable month. The Investment Advisor may recapture a Specified Expense at any time, including in the same year it is incurred. This arrangement cannot be terminated prior to the first anniversary of the Initial Closing without the Board’s consent. Unless this arrangement is extended, after the first anniversary of the Initial Closing, CPEP will reimburse the Investment Advisor for any
Expense Support that it has incurred on each entity’s behalf as and when incurred, regardless of when such Expense Support was incurred and without regard to the 0.60% cap described above. “Specified Expenses” is defined to include all expenses incurred in the business of the Fund, including Organizational and Offering Expenses and Fund Expenses, with the exception of
(i) the Management Fee, (ii) the Incentive Allocation, (iii) the Servicing Fee, (iv) Portfolio Company or joint venture level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vii) taxes, (viii) ordinary corporate operating expenses, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Investment Advisor).
The Investment Advisor may elect to be reimbursed for such advanced expenses in cash, Class C Units and/or shares, units or interests of any Lower Fund. If such reimbursement is paid in Class C Units, such Units may be redeemed at the Investment
Advisor’s request and will not be subject to the volume limitations of the Redemption Program or the Early Redemption
Deduction.
In the event of dissolution, liquidation, or sale of substantially all of the assets of the Fund or termination of the Advisory
Agreement, including termination of the Advisory Agreement by the Fund, the Fund agrees to first reimburse the Investment
Advisor any amounts previously advanced by the Investment Advisor to the Fund that have not otherwise been reimbursed.
The Investment Advisor agreed to advance expenses of $5.4 million incurred by the Fund through the period from
February 11, 2025 through December 31, 2025. The amount is subject to reimbursement pursuant to the specified expense cap and reimbursement limitations described above. During the same period, the Fund reimbursed the Investment Advisor $31 thousand of such advances. No additional amounts were recouped by the Investment Advisor.
Fee Offset
The General Partner and its affiliates may receive (i) cash and non-cash commitment, monitoring, organizational, set-up, advisory, investment banking, underwriting, syndication fees or other similar fees in connection with the purchase, monitoring or disposition of Investments by the Fund, including warrants, options, derivatives and other rights in respect of securities owned by the Fund (excluding amounts (v) received by a Carlyle Broker Dealer (defined below), (w) received from co-
investors (including co-investors of any Other Carlyle Account), (x) received by Carlyle operating executives, senior advisors and similar consultants, (y) received by members of the Global Portfolio Solutions team or by Carlyle in respect of the services thereof, and (z) that are eligible to be treated as expenses of the Fund) (“Other Fees”), (ii) break-up, topping, termination and other similar fees payable in connection with unconsummated transactions by the Fund (“Break-Up Fees”) and (iii) cash and non-cash directors’ fees, including warrants, options, derivatives and other rights in respect of securities owned by the Fund
(“Directors’ Fees”), in the case of Other Fees and Break-Up Fees, net of out-of-pocket expenses incurred by the General Partner or its affiliates in connection with the transactions out of which such fees arose, including any value-added, sales or similar taxes applicable to such fees.
The aggregate Management Fee paid by the Fund in any fiscal year shall be reduced (but not below zero) by an amount
(the “Reduction Amount”) equal to the sum of (i) 100% of the Fund’s share of any Break-Up Fees received by the Investment
Advisor or its affiliates in such fiscal year up to the amount of Broken Deal Expenses previously borne by the Shareholders that have not previously been applied to this clause; (ii) 100% of the Fund’s share of any remaining Break-Up Fees received by the

Investment Advisor or its affiliates in such fiscal year that have not been previously applied; (iii) 100% of the Fund’s share of all Directors’ Fees received by the Investment Advisor and its affiliates in such fiscal year; and (iv) 100% of the Fund’s share of all Other Fees received by the Investment Advisor and its affiliates in such fiscal year; provided that the Reduction Amount shall be decreased by Fund Expenses and the Fund’s share (pro rata with any Parallel Funds) of Broken Deal Expenses that the
General Partner or its affiliates had elected to bear; and provided further that the Reduction Amount shall not include any amounts received with respect to Approved Warehoused Investments prior to the time such Approved Warehoused Investments are acquired by the Fund; and provided further that if the Fund acquires an Investment in an Other Carlyle Account, the
Reduction Amount with respect to such Investment will be determined pursuant to the terms of such Other Carlyle Account and there will not be any further reduction at the Fund level with respect to such Investment. In no event will Other Fees, Break-Up
Fees or Directors’ Fees include any stock options or other compensation granted or paid by Portfolio Companies to employees of Carlyle who serve in a bona fide, non-director management capacity at any such Portfolio Company. Other Fees shall not include any fees and/or carried interest earned by Carlyle in connection with Secondary Investments in Other Carlyle Accounts.
The Reduction Amounts in respect of fees received by the Investment Advisor and its affiliates in any month shall be based upon the aggregate of Other Fees, Break-Up Fees and Directors’ Fees received by the Investment Advisor or its affiliates and the aggregate of Broken Deal Expenses and Fund Expenses borne by the General Partner or its affiliates. The Reduction
Amounts for each month shall be applied to reduce the Management Fee payable during the next month after such amounts are received (but not to an amount below zero) and to the extent not so applied shall be carried forward for application against future installments of the Management Fee until such Reduction Amount is fully utilized in reducing the Management Fee. To the extent such excess Reduction Amount with respect to a Class remains unapplied upon (i) the Fund’s final distribution of assets or (ii) the redemption (or withdrawal) of all of the Units in a Class, the Investment Advisor or an affiliate thereof shall retain such unapplied amount. For purposes of calculating the Reduction Amount, any Break-Up Fees, Directors’ Fees or Other
Fees received in a form other than cash shall be deemed earned and paid, and shall be valued in good faith by the General
Partner, as of the earliest of (i) the date of the disposition by the Investment Advisor or its affiliates of such non-cash Break-Up
Fees, Directors’ Fees or Other Fees, in which case the value of such non-cash fees shall be equal to the net proceeds received by the Investment Advisor or its affiliates in connection with such disposition, (ii) the date of the disposition of the underlying
Investment in connection with which such non-cash Break-Up Fees, Directors’ Fees or Other Fees were received and (iii) the date of dissolution of the Fund.
Carlyle Broker Dealers may be entitled to receive certain fees and interest payments in connection with the activities of the
Fund and its Portfolio Companies for Broker Dealer Services. Any such fees will be retained by such Carlyle Broker Dealer and will not benefit the Fund or the Shareholders.
Fees at Multiple Levels
CPEP will indirectly bear other expenses in connection with an Investment in or alongside an Other Carlyle Account, including any investment related expenses and expenses paid to affiliates of Carlyle and other expenses included in the definition of Fund Expenses as applicable to such Other Carlyle Account (to the extent applicable).
To the extent the Management Fee and/or the Incentive Allocation may apply at the level of CPEP or any Intermediate
Entity, Shareholders will only bear such Management Fee and/or Incentive Allocation by the Investment Advisor or Recipient
once. See “Part I, Item 1A. Risk Factors—Potential Conflicts of Interest—Broker Dealer Services.”
If the Fund makes Primary Commitments in Other Carlyle Accounts, (a) the aggregate Management Fee paid by the Fund in any fiscal year shall be reduced by an amount equal to the sum of 100% of management fees charged by the Other Carlyle
Accounts in respect of the Fund’s direct or indirect investment in such Other Carlyle Account and (b) the aggregate Incentive
Allocation paid by the Fund in any fiscal year shall be reduced by an amount equal to the sum of 100% of carried interest or incentive fees in respect of the Fund’s direct or indirect investment in such Other Carlyle Account. In the case of a Secondary
Investment in Other Carlyle Accounts (whether made as part of a portfolio transaction or otherwise), any carried interest, incentive fees or management fees shall not be subject to offset pursuant to the foregoing, which will result in Shareholders of
CPEP being subject to two layers of fees and incentive compensation paid to Carlyle (i.e., at the CPEP level and at the level of the Other Carlyle Account in which CPEP is invested). For these purposes, a new commitment to a continuation vehicle sponsored by Carlyle shall be considered a Secondary Investment.
Fund Expenses
Unless otherwise determined by the General Partner, the Fund will bear and be charged with all costs and expenses of the
Fund’s operations (and will promptly reimburse the General Partner or its affiliates, as the case may be, to the extent that any of such costs and expenses are paid by such entities) (the “Fund Expenses”) including, without limitation: (i) fees, costs and expenses (including indemnification costs and expenses) of any administrators (including SEI Investments Company, and any other administrators, service providers and related platforms that provide and/or that perform anti-money laundering or “know your customer” diligence and investor verification services in connection with the onboarding and ongoing participation of
Shareholders in the Fund), custodians, depositaries, Swiss representative and paying agent, attorneys, accountants, tax advisers, operating executives, consultants, brokers, deal finders, agents, valuation experts (including any independent valuation advisors) (including the cost of any valuation of, or fairness opinion relating to, any Portfolio Company or other asset or liability, or potential transaction, of the Fund), data providers (including related systems and services from such data providers and data management software as well as any information technology, hardware and other technology incorporated into the cost of obtaining such data), appraisers, transfer agents (including SS&C), and other advisers and professionals (including audit and certification fees and the costs of preparing, printing and distributing notices and reports to Shareholders) and fees, costs and expenses for obtaining and maintaining information management systems (whether maintained at Carlyle or otherwise) or technology (including the costs of any professional service providers, subscriptions and related software/hardware), internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated (such allocation being made based on a variety of factors which may change over time and methods that Carlyle believes are fair and reasonable) to the
Fund in connection with such provision of services relating to account maintenance, auditing, research, market data, investor communications (including electronic subscription materials) and/or technology (including costs and expenses of employees, consultants, third-party service providers and related software/hardware/SaaS and server infrastructure and hosting); (ii) fees, costs and expenses associated with the Fund’s administration, the administration of assets, financial planning and treasury activities, the preparation and delivery of all of the Fund’s financial statements, tax returns and Schedule K-1s (including any successors thereto), reporting on impact and ESG-related matters, subscriptions, distribution notices, other reports and notices and other required or requested information (including the cost of any third-party administrator that provides accounting and administrative services to the Fund), fees, costs and expenses incurred to audit such reports, provide access to such reports or information (including through a website or other portal) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof; (iii) all out-of-pocket fees, costs and expenses (including retainer fees and other compensation), if any, incurred in connection with or relating to sourcing, developing, bidding on, evaluating, negotiating, structuring, obtaining regulatory approvals for, purchasing, trading, clearing, settling, monitoring, maintaining custody of, holding, operating and disposing of actual or potential investments and costs of related information management and trading systems, whether maintained at Carlyle or otherwise, including without limitation any valuation (including the independent valuation advisors), financing, legal, accounting, loan administration, advisory and consulting expenses (including if incurred by or owing to Carlyle operating executives, senior advisors or similar consultants) and any travel and accommodation expenses in connection therewith (to the extent not subject to any reimbursement of such costs and expenses by entities which the Fund invests or by other third parties), any costs and expenses incurred in connection with attending industry conferences, any costs and expenses arising from any foreign exchange or other currency transactions, specialty and custom software (including software for monitoring risk, compliance and the overall portfolio) and any insurance, indemnity, investigation, litigation or similar expense; (iv) any out-of-pocket fees, costs and expenses, if any, incurred in connection with the Fund’s legal, tax, regulatory and statutory compliance with U.S. federal, state, local, non-U.S. or other law or regulation
(including, without limitation, regulatory filings of the Investment Advisor and its affiliates relating to the Fund and its activities, including the Form 10 registration statement, Form PF, Form ADV (with respect to the Investment Advisor),
Exchange Act reports, reports and notices to be filed with the CFTC and National Futures Association, reporting on and compliance with FATCA and any comparable legislation or regulations published by any other relevant jurisdiction, including, in each case, reports, disclosures) and/or other regulatory filings (or filings with any applicable self-regulatory organization) of the Investment Advisor and its affiliates relating to the Partnership’s activities; (v) fees, costs and expenses related to the organization or maintenance of any Intermediate Entity, including without limitation any travel and accommodation expenses related to such entity, the salary and benefits of any personnel (including personnel of the Investment Advisor or its affiliates)
reasonably necessary and/or advisable for the maintenance and operation of such entity or other overhead expenses in connection therewith; (vi) all out-of-pocket costs and expenses, if any, incurred by or on behalf of the Fund, any Feeder Fund
(as defined in the Partnership Agreement and including the Feeder), any Parallel Fund, or any Intermediate Entity, in
developing, bidding on, negotiating and structuring prospective or potential Investments which are not ultimately made, including (A) any legal, accounting, advisory, consulting or other third-party expenses including amounts payable to Carlyle
Operating Executives in connection therewith and any travel and accommodation expenses, (B) all fees (including commitment, break-up, reverse break-up, topping, termination and other similar fees), costs and expenses of lenders, investment banks and other financing sources in connection with arranging financing for a proposed Investment that is not ultimately made, (C) any out-of-pocket fees, costs and expenses paid to an individual or group pursuing a business plan that is not successfully implemented and any deposits or down payments of cash or other property which are forfeited and (D) broker or other third-
party deal sourcer’s fees and expenses (including retainers or similar fees and advancement of expenses), to the extent not reimbursed by an entity in which the Fund has invested or proposes to invest or other third parties, including in connection with the Warehouse Entity (“Broken Deal Expenses”); (vii) brokerage commissions, prime brokerage fees, custodial expenses, agent bank and other bank service fees, travel and related expenses and other investment costs, fees and expenses actually incurred in connection with actual Investments; (viii) fees, costs and expenses payable to a placement agent, distributor and/or other intermediary in respect of the Subscription by Shareholders admitted through a placement agent, distributor and/or other intermediary (to the extent such fees, costs or expenses are not borne by such Shareholders directly); (ix) out-of-pocket fees, costs and expenses, if any, associated with any third-party examinations or audits (including other similar services) of the Fund, the General Partner or the Investment Advisor that are attributable to the operation of the Fund or requested by Shareholders;
(x) the costs and expenses of any lenders, investment banks and other financing sources (including principal and interest on and fees and other expenses arising out of all borrowings made by the Fund permitted to be incurred under the Partnership
Agreement, including, but not limited to, the arranging thereof and any related expenses or professional fees incurred in connection with any procedure reports for lenders and any indemnification obligations) as well as interest on any borrowings made by an Intermediate Entity; (xi) the costs of any litigation, directors’ and officers’ liability or other insurance (including the
Fund’s share of any premiums for insurance maintained by Carlyle) and indemnification (including any indemnification expenses of any finders and/or placement agents) or extraordinary expense or liability relating to the affairs of the Fund, including indemnification obligations to any dealer or similar counterparty; (xii) the out-of-pocket expenses incurred in connection with any amendments to the Partnership Agreement, including the solicitation of any consent, waiver or similar acknowledgment from the Shareholders, or preparation of other materials in connection with compliance (or monitoring compliance) with the Partnership Agreement and any other constituent or related documents of the Fund; (xiii) the out-of-
pocket expenses incurred in connection with any redemption or transfer of Units; (xiv) expenses of restructuring or dissolving, winding up and terminating the Fund, any Feeder Funds, any Parallel Funds and any Intermediate Entities; (xv) except as described in the Partnership Agreement, any taxes, fees or other governmental charges levied against or payable by the Fund and all expenses incurred in connection with any tax audit, investigation, settlement or review of the Fund (including any fees, costs and other expenses incurred by the partnership representative and designated individual acting in such capacity); (xvi) all charges, expenses, costs and fees (including, without limitation, allocable compensation and other overhead (including rent and utilities)) of the Investment Advisor, its affiliates or other persons attributable or allocable to the provision of in-house administrative, accounting (including tax services (e.g., tax compliance, tax oversight and tax structuring)), legal, tax, compliance (including the Fund’s chief compliance officer, if one is named), hedging and currency management, transfer pricing, leveraged purchasing, IT system support and ESG services to the Fund, any Parallel Fund and/or Portfolio Companies,
and expenses, charges and/or related costs incurred by the Fund, any Parallel Fund, the Investment Advisor or its affiliates in connection with such provision services (such allocation being made based on a variety of factors which may change over time and methods that Carlyle believes are fair and reasonable); (xvii) fees, costs and expenses of a Carlyle Broker Dealer in connection with the provision of Broker Dealer Services to the Fund or any Portfolio Companies; (xviii) to the extent not paid by an Intermediate Entity, Feeder Fund or its respective equityholders, the expenses of such Intermediate Entity and/or Feeder
Fund (which expenses may be specially allocated to the Shareholders with a direct or indirect interest in such Intermediate
Entity and/or Feeder Fund); (xix) fees, costs and expenses of the Board and any third-party advisory committees and the activities related thereto and any expenses associated with any meeting or conference with a group of Shareholders; (xx) all other costs and expenses of the Fund and its affiliates in connection with the business or operation of the Fund and its Portfolio
Companies; (xxi) all costs and expenses of the Fund and its affiliates in connection with any Approved Warehoused
Investment; and (xxii) all other expenses approved by the Board.
Out-of-pocket expenses associated with completed transactions are expected to be reimbursed by the seller or capitalized as part of the acquisition price of the transaction. For the avoidance of doubt, any fee, cost or expense eligible to be treated as a
Fund Expense will not be treated as an Organizational and Offering Expense.
Servicing Fee
Each of Class S Units, Class A-S Units and Class E-S Units bear a monthly servicing fee (the “Servicing Fee”) of 0.85% of the NAV of such Class of Units per annum accrued and payable monthly. Each of Class A Units, Class A-A Units and Class E-
A Units will bear a Servicing Fee of 0.50% of the NAV of such Class of Units per annum accrued and payable monthly. Each of Class D Units, Class A-D Units and Class E-D Units bear a Servicing Fee of 0.25% of the NAV of such Class of Units per annum accrued and payable monthly. The Servicing Fee is calculated based on NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for that month and distributions payable on our Units. For the avoidance of doubt, the Servicing Fee will be payable by the Fund and Shareholders will not be billed separately for payment of the Servicing Fee. The corresponding Units of the Feeder, Class STE Units, Class ATE Units, Class DTE Units, Class A-STE
Units, Class A-ATE Units, Class A-DTE Units, Class E-STE Units, Class E-ATE Units and Class E-DTE Units will pay Servicing
Fees at the Feeder level (without duplication at the Fund level); provided, that the Fund may pay such amounts on behalf of the
Feeder and any such payments may result in a corresponding reduction of the number of the Fund’s Units held by the applicable Class of the Feeder. No Servicing Fee will be payable with respect to Class I Units, Class A-I Units, Class E-I Units,
Class C Units or Class CG Units.
Pursuant to the Dealer Manager Agreement the Servicing Fee is payable by the Fund to the Dealer Manager, but the Dealer
Manager anticipates that all or a portion of the Servicing Fee will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.

In accordance with U.S. GAAP, the Fund accrues the cost of the Servicing Fee for the estimated life of the relevant Units as an offering cost at the time the Fund sells such Units. As of December 31, 2025, the Fund has accrued $74 thousand of
Servicing Fees payable to the Dealer Manager.
The Investment Advisor or its affiliates, out of their own resources and without additional cost to CPEP or the Shareholder, may make additional payments or provide other forms of compensation to intermediaries, including affiliates of the Investment
Advisor, for the sale of Units and related services. These payments and compensation are in addition to Servicing Fee paid by
CPEP. The level of such payments may be substantial and may be different for different intermediaries. These payments may create incentives on the part of an intermediary to view CPEP favorably compared with investment funds that do not make these payments, or that make smaller payments.
Dealer Manager Agreement
CPEP entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which the Dealer Manager manages
CPEP’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of CPEP’s Units.
The Dealer Manager is entitled to receive the Servicing Fee, but the Dealer Manager anticipates that all or a portion of the
Servicing Fee will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
Warehousing Agreement
CPEP and the Investment Advisor, in its capacity as investment advisor of CPEP, entered into a Warehousing Agreement
(the “Warehousing Agreement”) with CPEP Seed Investments, L.P. (the “Warehouse Entity”), an affiliate of Carlyle. with the
Warehouse Entity. Under the Warehousing Agreement, the Warehouse Entity has agreed to warehouse investments that have been approved by the General Partner, subject in each case to the Warehouse Entity’s approval at the time of acquisition (each, an “Approved Warehoused Investment”), and to subsequently, over time as CPEP raises capital, transfer to CPEP, and CPEP has agreed to acquire from the Warehouse Entity, such Approved Warehoused Investments, at a price as agreed to between the parties, subject to certain conditions, including that CPEP has sufficient capital to acquire such Approved Warehoused
Investments. CPEP bears its proportionate share of (a) fees, costs, and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to CPEP, and (b) any Broken Deal Expenses allocated by
Carlyle to the Warehouse Entity. The term of the Warehousing Agreement shall continue until terminated by a party upon at least thirty calendar days’ written notice to the other parties.
During the period from February 11, 2025 through December 31, 2025, the Fund acquired interests in 22 Approved
Warehoused Investments from the Warehouse Entity for $42.1 million.
Statement of Policy Regarding Transactions with Related Persons
Our Board recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our Board has adopted a written policy on transactions with related persons (the “Related Person
Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve any
“related person transaction” (as defined below). A “related person transaction” is defined as any transaction that (i) would be required to be disclosed by us under Item 404(a) of Regulation S-K in which we were or are to be a participant, (ii) the amount involved exceeds $120,000 in any fiscal year and (iii) in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation or compensation paid to any director for service on the Board.
Subject to limited exceptions, no related person transaction will be executed without the approval or ratification of our
Independent Directors who are disinterested.
In reviewing a related person transaction or proposed related person transaction, our Independent Directors will consider all relevant facts and circumstances, including without limitation: (i) the relationship of the related person to the Fund, (ii) the nature and extent of the related person’s interest in the transaction, (iii) the material terms of the transaction, (iv) the business purpose of the transaction, (v) the importance and fairness of the transaction for both us and the related person, (vi) whether the transaction would likely impair the judgment of a director or executive officer to act in our best interest, (vii) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by us with non-related persons, if any, and (viii) any other matters that management or our Independent Directors deem appropriate.
In addition, the Related Person Transaction Policy provides that our Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, considers whether such transaction would compromise the director or director nominee’s status as (i) an independent director under our
Partnership Agreement and governance guidelines, (ii) as a “non-employee director” under Rule 16b-3 under the Exchange Act, or (iii) as an independent director under Rule 10A-3 of the Exchange Act, if such director serves on the Audit Committee.
Certain Business Relationships
We are subject to conflicts of interest arising out of our relationship with Carlyle, including the General Partner, the
Investment Advisor and their affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of our
Partnership Agreement, the terms and conditions of the Advisory Agreement or the policies and procedures adopted by the
General Partner, the Investment Advisor, Carlyle and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest, or that the General Partner will resolve all conflicts of interest in a manner that is favorable to the
Fund. Notwithstanding the foregoing, we believe our directors, officers, and the Carlyle personnel involved in our management will devote a sufficient amount of time to our business to fulfill their responsibilities to us.
Prospective investors should be aware that there will be occasions when the General Partner and its affiliates encounter potential conflicts of interest in connection with the Fund’s activities. If any matter arises that the General Partner determines in its good faith judgment constitutes an actual or potential conflict of interest, the General Partner may take such actions as may be necessary or appropriate to ameliorate such conflict (and upon taking such actions, the General Partner will be relieved of any responsibility for such conflict to the fullest extent permitted by law and shall be deemed to have satisfied its fiduciary duties related thereto to the fullest extent permitted by law). These actions may include, by way of example and without limitation, disposing of the security giving rise to the conflict of interest, appointing an independent fiduciary, managing the conflict in accordance with Carlyle’s internal policies and procedures or consulting the Board. There can be no assurance that the General Partner will resolve all conflicts of interest in a manner that is favorable to the Fund. By acquiring the Units, each
Shareholder will be deemed to have acknowledged the existence of any such actual or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the extent not prohibited by applicable law, including the Advisers Act. In addition, prospective investors should note that the Partnership
Agreement contains provisions that, to the fullest extent permitted by applicable law, (i) reduce or eliminate the duties, including fiduciary and other duties, to the Fund and the Shareholder to which the General Partner would otherwise be subject,
(ii) waive or consent to conduct on the part of the General Partner that might not otherwise be permitted pursuant to such duties, and (iii) that limit the remedies of Shareholders with respect to breaches of such duties.
See “Part 1, Item 1A. Risk Factors—Potential Conflicts of Interest” including “—Allocation of Investment Opportunities with Other Vehicles; Conflicting Fiduciary Duties to Other Collective Investment Vehicles,” “—Performance-Based
Compensation,” “—Broker Dealer Services,” “—Other Fees,” “—Allocation of Expenses,” “—Portfolio Company
Relationships,” “—Investments in Which Another Carlyle Fund Has a Different Principal Investment,” “—Related Financing
of Counterparties to Acquire Assets from, or Sell Assets to, the Fund and its Portfolio Companies,” “—Investments Alongside
Other Carlyle Accounts,” “—Service Providers and Deal Sourcers,” and “—Global Portfolio Solutions Team and Other In-
House Services.”
Promoters and Certain Control Persons
The General Partner or Investment Advisor may be deemed a promoter of the Fund. We have entered into the Advisory
Agreement with the Investment Advisor and the Partnership Agreement with the General Partner. The Investment Advisor, for its investment advisory services to us, is entitled to receive the Management Fee, in addition to the reimbursement of certain
Fund Expenses. The General Partner is also entitled to receive the Incentive Allocation, as described herein. In addition, under the Advisory Agreement and Partnership Agreement, to the extent permitted by applicable law, we will indemnify the
Investment Advisor and the General Partner and certain of their affiliates. See “Part 1, Item 1. Business.”
Director Independence
See “Part III, Item 10. Directors, Executive Officers and Corporate Governance” for information on CPEP’s Independent
Directors and the definition of “independent.”

Item 14. Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by Ernst & Young LLP (“E&Y”) for the fiscal year ended December 31, 2025 (dollars in thousands):

December 31, 2025
Audit Fees (1)	$325
Audit-Related Fees	—
Tax Fees (2)	135
All Other Fees	—
Total	$460
___________________
(1)Audit Fees consisted of fees for (i) the audits of our consolidated financial statements in our registration statement on Form 10 and our Annual Report on
Form 10-K and services attendant to, or required by, statute or regulation, and (ii) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q.
(2)E&Y provides certain tax structuring and advisory services to the Fund.
Our Audit Committee Charter requires the Audit Committee to preapprove all audit and permissible non-audit services provided by our independent registered public accounting firm. The services reported in the Audit, Audit-Related, Tax and All
Other Fees categories above were either specifically preapproved by the Audit Committee or provided pursuant to the Audit
Committee’s general preapproval policies.

PART IV
Item 15. Exhibits and Financial Statement Exhibits.
(a) Documents filed as part of this report
1.Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) .................................................................	145
Consolidated Statement of Assets and Liabilities as of December 31, 2025 ....................................................................	146
Consolidated Statement of Operations for the Period from February 11, 2025 (Inception) through December 31, 2025 ..............................................................................................................................................	147
Consolidated Statement of Changes in Net Assets for the Period from February 11, 2025 (Inception) through December 31, 2025 ..............................................................................................................................................	148
Consolidated Statement of Cash Flows for the Period from February 11, 2025 (Inception) through December 31, 2025 ..............................................................................................................................................	149
Condensed Consolidated Schedule of Investments as of December 31, 2025 .................................................................	150
Notes to Consolidated Financial Statements .....................................................................................................................	154
2.Financial Statement Schedules
All financial schedules have been omitted because the required information is either presented in the consolidated financial statements filed as part of this Annual Report on Form 10-K or the notes thereto or is not applicable or required.
3.Exhibits
A list of exhibits required to be filed or furnished as part of this report is set for in the Exhibit Index below.
Exhibit Index

Exhibit No.	Description

3.1	Certificate of Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, filed on May 2, 2025).

3.2
Amended and Restated Limited Partnership Agreement of Carlyle Private Equity Partners Fund, L.P. dated as of October 1, 2025 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K,
filed on October 6, 2025).

4.1	Description of Registrant’s Securities.*

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

19.1	Insider Trading Policy of the Registrant.*

21.1	Subsidiaries of the Registrant.*

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (included within the Exhibit 101 attachments).

___________________
* Filed herewith
** Furnished herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.

Dated: March 27, 2026	By:	/s/ Charles E. Andrews, Jr.
Charles E. Andrews, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Signature	Title

/s/ John Pavelski	Chief Executive Officer, Chairman and Director
John Pavelski	(principal executive officer)

/s/ Charles E. Andrews, Jr.	Chief Financial Officer
Charles E. Andrews, Jr.	(principal financial officer)

/s/ Sandra Horbach	Vice Chairman and Director
Sandra Horbach

/s/ Miriam Krieger	Director
Miriam Krieger

/s/ Spencer Raymond	Director
Spencer Raymond

/s/ F. William Reindel	Director
F. William Reindel