Form 10-Q
period 2026-03-31
Carlyle Private Equity Partners Fund, L.P.
filed 2026-05-14
CIK 2065337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 000-56746

Carlyle Private Equity Partners Fund, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	33-3814841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Pennsylvania Ave., N.W., Suite 220 South, Washington, DC 20004-2505	(202) 729-5626
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
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
As of April 30, 2026, the registrant had the following limited partnership units outstanding: 24,000 Class A-S units, 873,796 Class A-I units, 164,829 Class E-A units, 12,781 Class E-S units, 2,242,975 Class E-I units and 164,970 Class C units.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.

Part I.	Financial Information
Item 1.	Unaudited Consolidated Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025 ................	1
	Consolidated Statements of Operations for the three months ended March 31, 2026 and for the period from February 11, 2025 (Inception) through March 31, 2025 .........................................................................	2
	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2026 and for the period from February 11, 2025 (Inception) through March 31, 2025 ..............................................................	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and for the period February 11, 2025 (Inception) through March 31, 2025 .................................................................................	4
	Condensed Consolidated Schedules of Investments as of March 31, 2026 and December 31, 2025 ..............	5
	Notes to Consolidated Financial Statements ....................................................................................................	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ..........................	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk .........................................................................	33
Item 4.	Controls and Procedures ...................................................................................................................................	33
Part II.	Other Information
Item 1.	Legal Proceedings ............................................................................................................................................	35
Item 1A.	Risk Factors ......................................................................................................................................................	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .........................................................................	35
Item 3.	Defaults Upon Senior Securities ......................................................................................................................	35
Item 4.	Mine Safety Disclosures ...................................................................................................................................	35
Item 5.	Other Information .............................................................................................................................................	35
Item 6.	Exhibits .............................................................................................................................................................	36
	Signatures .........................................................................................................................................................	37

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations, estimates, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions and statements that are not historical facts, including our expectations regarding our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. You can identify these forward-looking statements by the use of words such as “outlook,”
“believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,”
“plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties, and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described in this Quarterly Report on Form 10-Q and under "Part I, Item 1A. Risk Factors” in our Annual Report on Form
10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30,
2026, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC.
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

•the term “Portfolio Companies” refers to the companies in which the Fund invests; and
•the term “Shareholders” refers to holders of our limited partnership units (the “Units”). There are fourteen classes of
Units (each a “Class”): Class A Units (“Class A Units”), Class S Units (“Class S Units”), Class D Units (“Class D
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
Class E-D Units (“Class E-D Units”) and Class E-I Units (“Class E-I Units” and together with Class E-A Units, Class
E-S Units and Class E-D Units, the “Early Investor Units” and together with the Standard Units and Anchor Units, the
“Investor Units”); and Class C Units (“Class C Units”) and Class CG Units (“Class CG Units”, and together with Class
C Units, “Carlyle Units”).
The Fund is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS
Act”) and the Fund will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of
1933, as amended (the “1933 Act”).

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Investments, at fair value (cost of $66,958 and $41,722, respectively)	$73,576	$44,900
Derivative assets, at fair value	493	759
Cash and cash equivalents	14,219	11,176
Interest and other income receivable	55	65
Deferred offering costs	1,754	2,146
Receivable from investments	230	—
Total assets	$90,327	$59,046
Liabilities
Payable for investments purchased	$—	$5,770
Derivative liabilities, at fair value	265	359
Management fee payable	36	18
Incentive allocation payable	444	434
Due to affiliate	3,304	2,599
Servicing fees payable	131	74
Offering costs payable	3,212	2,828
Accrued organizational expenses	—	45
Other accrued expenses and liabilities	983	737
Total liabilities	8,375	12,864
Commitments and contingencies
Net Assets
Class A units, unlimited units authorized, no units issued and outstanding	—	—
Class S units, unlimited units authorized, no units issued and outstanding	—	—
Class D units, unlimited units authorized, no units issued and outstanding	—	—
Class I units, unlimited units authorized, no units issued and outstanding	—	—
Class A-A units, unlimited units authorized, no units issued and outstanding	—	—
Class A-S units, unlimited units authorized, 29,000 and 29,000 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	648	635
Class A-D units, unlimited units authorized, no units issued and outstanding	—	—
Class A-I units, unlimited units authorized, 868,820 and 868,850 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	21,212	20,709
Class E-A units, unlimited units authorized, 48,143 and 0 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,327	—
Class E-S units, unlimited units authorized, 11,050 and 11,050 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	287	281
Class E-D units, unlimited units authorized, no units issued and outstanding	—	—
Class E-I units, unlimited units authorized, 1,923,732 and 809,598 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	54,362	22,053
Class C units, unlimited units authorized, 148,072 and 95,584 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4,116	2,504
Class CG units, unlimited units authorized, no units issued and outstanding	—	—
Total net assets	81,952	46,182
Total liabilities and net assets	$90,327	$59,046
See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)

	Three Months Ended March 31, 2026	For the Period from February 11, 2025 (Inception) through March 31, 2025
Investment income:
Dividend income	$167	$—
Interest income	9	—
Total investment income	176	—
Expenses:
Organizational expenses	54	—
Offering cost expense	776	—
Management fees	131	—
Incentive allocation	444	—
Professional fees	678	—
Administrative fees	234	—
Other expenses	91	—
Total expenses	2,408	—
Management fees waived	(48)	—
Total expenses after fees waived	2,360
Net investment loss	(2,184)	—
Net realized gain and change in unrealized appreciation/(depreciation):
Net realized gain on investments	54	—
Net realized gain on derivative contracts	486	—
Net change in unrealized appreciation on investments	3,441	—
Net change in unrealized depreciation on derivative contracts	(172)	—
Net realized and unrealized gain on investments, including derivative contracts	3,809	—
Net increase in net assets resulting from operations	$1,625	$—

    See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Dollars in Thousands)

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net Assets at February 11, 2025 (Inception)	$—	$—	$—	$—	$—	$—	$—
Proceeds from units issued	—	—	—	—	—	1	1
Net Assets at March 31, 2025	$—	$—	$—	$—	$—	$1	$1

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net Assets at December 31, 2025	$635	$20,709	$—	$281	$22,053	$2,504	$46,182
Proceeds from units issued	—	—	1,367	—	31,338	1,500	34,205
Net investment loss	(20)	(677)	(14)	(10)	(1,376)	(87)	(2,184)
Net realized gain on investments	—	14	1	—	36	3	54
Net realized gain on derivative contracts	6	198	(2)	3	254	27	486
Net change in unrealized appreciation on investments	34	1,117	20	16	2,072	182	3,441
Net change in unrealized appreciation on derivative contracts	(5)	(148)	11	(2)	(15)	(13)	(172)
Servicing fees	(2)	—	(56)	(1)	—	—	(59)
Distributions for units redeemed	—	(1)	—	—	—	—	(1)
Net Assets at March 31, 2026	$648	$21,212	$1,327	$287	$54,362	$4,116	$81,952
      See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	Three Months Ended March 31, 2026	For the Period from February 11, 2025 (Inception) through March 31, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,625	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(54)	—
Net realized gain on derivative contracts	(486)	—
Net change in unrealized appreciation on investments	(3,441)	—
Net change in unrealized depreciation on derivative contracts	172	—
Cost of investments purchased	(25,685)	—
Proceeds from sales and repayments of investments	505	—
Proceeds from settlement of derivative contracts	486	—
Changes in operating assets:
Interest and other income receivable	10	—
Deferred offering costs	392	—
Receivable from investment	(230)	—
Changes in operating liabilities:
Payable for investments purchased	(5,770)	—
Management fee payable	18	—
Incentive allocation payable	10	—
Offering costs payable	384	—
Due to affiliate	705	—
Accrued expenses and other liabilities	200	—
Net cash used in operating activities	(31,159)	—
Cash flows from financing activities:
Proceeds from issuance of units	34,205	1
Redemption of units	(1)	—
Servicing fees paid	(2)	—
Net cash provided by financing activities	34,202	1
Net increase in cash and cash equivalents	3,043	1
Cash and cash equivalents, beginning of period	11,176	—
Cash and cash equivalents, end of period	$14,219	$1

Supplemental disclosures of non-cash information
Servicing fee payable	$131	$—
        See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
As of March 31, 2026
(Dollars in Thousands)

Issuer	Asset	Geography (3)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Investments in Portfolio Companies
Aerospace & Defense
Other Investments in Portfolio Companies (1)		Americas	$2,724	3.32%
			2,724	3.32
Consumer Services
Other Investments in Portfolio Companies (1)		Japan	729	0.89
			729	0.89
Financial Services
Other Investments in Portfolio Companies (1)		Americas	7,651	9.34
Total Financial Services			7,651	9.34

Healthcare
Knack RCM	Equity interest held through CA Poppy Holdings	Other Asia	4,814	5.87
Tarrytown Expocare Pharmacy	Equity interests held through CP Maverick Holdings, L.P. and CP Catapult Holdings, L.P.	Americas	6,518	7.95
Vantive	Equity interest held through CP VIII Participations S.a.r.l., SICAR	Americas	4,350	5.31
Other Investments in Portfolio Companies (1)		Japan	1,970	2.40
Total Healthcare			17,651	21.53

Industrials
Waste Services Group Pty Ltd	Equity interest held through CAP V Odin, L.P.	Australia	5,633	6.87
TRYT, Inc.	Equity interest held through CJP V HC Holdings VI, L.P.	Japan	4,779	5.83
Other Investments in Portfolio Companies (1)		Europe	2,117	2.58
Other Investments in Portfolio Companies (1)		Americas	3,697	4.51
Other Investments in Portfolio Companies (1)		Other Asia	1,166	1.42
Total Industrials			17,392	21.21

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
As of March 31, 2026
(Dollars in Thousands)

Issuer	Asset	Geography (3)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Technologies
Kyoden Co., Ltd	Equity interest held through Fountain Holdings, L.P.	Japan	$4,523	5.52%
Other Investments in Portfolio Companies (1)		Americas	330	0.41
Other Investments in Portfolio Companies (1)		Japan	736	0.90
Other Investments in Portfolio Companies (1)		Europe	8,264	10.08
Total Technologies			13,853	16.91

Total Investments in Portfolio Companies			60,001	73.20
(Cost: $20,942 Americas, $10,528 Europe, $5,133 Australia, $12,280 Japan, $6,157 Other Asia)

Investments in Affiliated Investee Funds
Aerospace & Defense
Other Investments in affiliated investee funds (1)		Americas	4,022	4.91
			4,022	4.91
Financial Services
Other Investments in affiliated investee funds (1)		Americas	371	0.45
			371	0.45
Healthcare
Other Investments in affiliated investee funds (1)		Americas	1,448	1.77
			1,448	1.77
Industrials
Other Investments in affiliated investee funds (1)		Europe	667	0.81
			667	0.81

Total Investments in Affiliated Investee Funds			6,507	7.94
(Cost: $5,198 Americas, $670 Europe )

Investments in Unaffiliated Investee Funds
Industrials
Other Investments in Secondaries (1)		Americas	2,433	2.97
			2,433	2.97

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
As of March 31, 2026
(Dollars in Thousands)

Issuer	Asset	Geography (3)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Various
Other Investments in Secondaries (1)		Americas	$4,635	5.66%
			4,635	5.66

Total Investments in Unaffiliated Investee Funds			7,068	8.62
(Cost: $6,050 Americas)

Total Investments			$73,576	89.78%

Derivative Instruments
Foreign Currency Forward Contracts (assets)			$493	0.60%
Foreign Currency Forward Contracts (liabilities)			(265)	(0.32)
Total Derivative Instruments			$228	0.28%
(Cost: $—)

Cash Equivalents
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (Institutional Class)		Americas	$12,710	15.51%
Total Cash Equivalents			$12,710	15.51%
(Cost: $12,710 Americas)

Total Investments, Derivative Instruments and Cash Equivalents			$86,515	105.57%
(Cost: $44,900 Americas, $11,198 Europe, $5,133 Australia, $12,280 Japan, $6,157 Other Asia)
(1)There were no investments in this category that individually exceeded 5% of net assets.
(2)Fair value is determined by the General Partner pursuant to the Fund’s valuation policy (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements).
(3)Geography is generally based on the region where underlying portfolio companies are headquartered. For investments in underlying funds, geographic classification is based on the primary geographic focus or investment mandate of such funds.
See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(Dollars in Thousands)

Issuer	Asset	Geography (4)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Investments in Portfolio Companies
Aerospace & Defense
Other Investments in Portfolio Companies (1)		Americas	$943	2.04%
			943	2.04
Consumer Services
Other Investments in Portfolio Companies (1)		Japan	708	1.53
			708	1.53
Financial Services
Other Investments in Portfolio Companies (1)		Americas	3,745	8.11
Total Financial Services			3,745	8.11

Healthcare
Knack RCM	Equity interest held through CA Poppy Holdings	Other Asia	3,098	6.71
Tarrytown Expocare Pharmacy	Equity interests held through CP Maverick Holdings, L.P. and CP Catapult Holdings, L.P.	Americas	2,993	6.48
Other Investments in Portfolio Companies (1)		Americas	2,126	4.60
Total Healthcare			8,217	17.79

Industrials
Waste Services Group Pty Ltd	Equity interest held through CAP V Odin, L.P.	Australia	3,691	7.99
TRYT, Inc.	Equity interest held through CJP V HC Holdings VI, L.P.	Japan	2,984	6.46
Other Investments in Portfolio Companies (1)		Europe	2,068	4.48
Other Investments in Portfolio Companies (1)		Americas	1,833	3.97
Total Industrials			10,575	22.90

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(Dollars in Thousands)

Issuer	Asset	Geography (4)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Technologies
Adastra	Equity interest held through CETP V Participations S.a.r.l., SICAR	Europe	$3,458	7.49%
Ingentis	Equity interest held through CETP V Participations S.a.r.l., SICAR	Europe	3,465	7.50
Kyoden Co., Ltd	Equity interest held through Fountain Holdings, L.P.	Japan	3,025	6.55
Other Investments in Portfolio Companies (1)		Americas	330	0.72
Other Investments in Portfolio Companies (1)		Japan	821	1.78
Other Investments in Portfolio Companies (1)		Europe	676	1.46
Total Technologies			11,774	25.50

Total Investments in Portfolio Companies			35,962	77.87
(Cost: $10,301 Americas, $9,095 Europe, $3,478 Australia, $7,850 Japan, $3,098 Other Asia)

Investments in Affiliated Investee Funds
Aerospace & Defense
	Partnership interest in Carlyle Moose Coinvestment, L.P. (3)	Americas	4,024	8.71
Total Aerospace & Defense			4,024	8.71

Financial Services
Other Investments in affiliated investee funds (1)		Americas	361	0.78
			361	0.78
Healthcare
Other Investments in affiliated investee funds (1)		Americas	1,627	3.52
Total Healthcare			1,627	3.52

Total Investments in Affiliated Investee Funds			6,011	13.01
(Cost: $5,418 Americas)

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(Dollars in Thousands)

Issuer	Asset	Geography (4)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Investments in Unaffiliated Investee Funds
Industrials
Audax Private Equity Beacon CF	Equity interest through ASP Bluebird, L.P.	Americas	$2,317	5.02%
Total Industrials			2,317	5.02

Various
Other Investments in Secondaries (1)		Americas	610	1.32
Total Various			610	1.32

Total Investments in Unaffiliated Investee Funds			2,927	6.34
(Cost: $2,482 Americas)

Total Investments			$44,900	97.22%

Derivative Instruments
Foreign Currency Forward Contracts (assets)			$759	1.64%
Foreign Currency Forward Contracts (liabilities)			(359)	(0.78)
Total Derivative Instruments			$400	0.87%
(Cost: $—)

Cash Equivalents
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (Institutional Class)		Americas	$10,833	23.46%
Total Cash Equivalents			$10,833	23.46%
(Cost: $10,833 Americas)

Total Investments, Derivative Instruments and Cash Equivalents			$56,134	121.55%
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
(4)Geography is generally based on the region where underlying portfolio companies are headquartered. For investments in underlying funds, geographic classification is based on the primary geographic focus or investment mandate of such funds.
See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted)(unaudited)
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Fund is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification
(“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”).
The interim consolidated financial statements, including these notes, are unaudited and certain disclosures that will accompany the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Fund’s Annual Report on Form 10-K. The results of operations for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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
Foreign Currency
The Fund’s investments may be denominated in foreign currencies and, thus, are subject to foreign currency exchange rate fluctuations. Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the prevailing exchange rate at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments, and income and expenses, are remeasured into U.S. dollars at the prevailing exchange rates at the respective transaction dates. The effects of changes in foreign currency exchange rates are included in the consolidated statements of operations as part of net change in unrealized appreciation on investments and net realized gain on investments, as applicable.
Investment Valuation
The Fund carries its investments at fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”).
ASC 820 establishes a hierarchical disclosure framework which ranks the observability of market inputs used in measuring

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
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
In the absence of observable market prices, the Fund values its investments using valuation methodologies applied on a consistent basis in accordance with the Fund’s valuation policies and procedures approved by the General Partner. Such methodologies may include the market approach, which considers comparable company or transaction multiples, and the income approach, which incorporates discounted cash flow analyses and other valuation techniques. These methods involve a significant degree of judgment. The Fund’s valuation policies and procedures require that a sample of the Fund’s investments be reviewed by external valuation firms monthly. The results of such reviews are communicated to the Fund’s Valuation
Committee, which includes the Fund’s Chief Executive Officer and Chief Financial Officer, as well as members of senior management of the General Partner.
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
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
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
Temporary differences between the tax basis and the reported amounts of assets and liabilities within the Fund’s taxable subsidiaries were not significant.
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
Net change in unrealized appreciation (depreciation) on investments reflects the change in fair value of investments during the reporting period, including the reversal of previously recorded unrealized amounts upon realization. Unrealized gains and losses are included in the consolidated statements of operations in the period in which the change in fair value occurs.
Realized and unrealized gains and losses on derivative contracts, if any, are recognized in accordance with the Fund’s derivative accounting policy and are presented separately in the consolidated statements of operations, as discussed below.
Derivative Instruments
CPEP enters into foreign currency forward contracts to economically hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. Foreign currency forward contracts are carried at fair value and are marked-to-market at each reporting date. Changes in fair value are recognized in net change in unrealized appreciation (depreciation) on derivative contracts in the consolidated statements of operations.
Upon settlement or termination of a contract, realized gains or losses are recognized in net realized gain (loss) on derivative contracts and represent the difference between the proceeds received or paid and the contract’s carrying value at the time of settlement. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected in the consolidated statements of assets and liabilities. The primary risk associated with these instruments is the risk of an unfavorable change in the underlying foreign currency exchange rates.
The Fund enters into foreign currency forward contracts under ISDA master agreements with its counterparty. These agreements provide for the netting of amounts payable and receivable with the same counterparty and permit, for foreign currency transactions, settlement on a net basis for amounts due on the same date and in the same currency. The Fund does not

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
offset derivative assets and liabilities in its consolidated statements of assets and liabilities, as the conditions required for offsetting are not met.
The Fund recognizes derivative instruments as assets or liabilities at fair value in its consolidated statements of assets and liabilities as derivative assets at fair value and derivative liabilities at fair value, respectively.
Additional information regarding derivative instruments is included in Note 4, Derivative Instruments.
Organizational and Offering Costs
Organizational costs are expensed as incurred. Offering costs attributable to the sale of Units are capitalized as deferred offering costs and included in other assets on the consolidated statements of assets and liabilities. Costs associated with the offering of each of the Fund’s classes of units as described in Note 5, Net Assets, are capitalized as a deferred expense and included as an asset on the consolidated statements of assets and liabilities. These deferred offering costs are amortized over a twelve-month period beginning on the date incurred. Organizational and offering costs were not borne by the Fund until the
Initial Closing on October 1, 2025.
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
Segment Reporting
CPEP operates through a single reporting segment with the objective of generating investment returns by providing its investors access to Carlyle’s platform, with an emphasis on its U.S., European, and Asian corporate buyout strategies. The chief operating decision maker of the Fund is the Fund’s Chief Executive Officer, who primarily utilizes net increase in net assets from operations to implement investment policy decisions, manage the portfolio and assess the performance of the Fund. As the
Fund’s operations comprise a single reporting segment, there is no difference between segment assets and total consolidated assets as presented on the accompanying consolidated statements of assets and liabilities and the significant segment expense are the same as those listed on the accompanying consolidated statements of operations.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
3. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of the Fund’s investments, derivative assets and derivative liabilities held at fair value by the fair value hierarchy levels as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Money Market Fund	$12,710	$—	$—	$—	$12,710
Total Cash and Cash Equivalents(1)	12,710	—	—	—	12,710

Investments
Investments in portfolio companies	—	—	60,001	—	60,001
Investments in affiliated and non- affiliated investee funds	—	—	—	13,575	13,575
Total Investments	—	—	60,001	13,575	73,576

Derivative Assets		493	—	—	493
Total	$12,710	$493	$60,001	$13,575	$86,779

Liabilities
Derivative Liabilities	$—	$265	$—	$—	$265
___________________
(1)Cash held at banks of $1.5 million is carried at cost, which approximates fair value, and is therefore not included in the fair value hierarchy.

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Money Market Fund	$10,833	$—	$—	$—	$10,833
Total Cash and Cash Equivalents(1)	10,833	—	—	—	10,833

Investments
Investments in portfolio companies	—	—	35,962	—	35,962
Investments in affiliated and non- affiliated investee funds	—	—	—	8,938	8,938
Total Investments	—	—	35,962	8,938	44,900

Derivative Assets	—	759	—	—	759
Total	$10,833	$759	$35,962	$8,938	$56,492

Liabilities
Derivative Liabilities	$—	$359	$—	$—	$359
__________________
(1)Cash held at banks of $0.3 million is carried at cost, which approximates fair value, and is therefore not included in the fair value hierarchy.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of March 31, 2026 and December 31, 2025:

	Fair Value as of March 31, 2026	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average	Impact to Valuation from Increase in Input
				Low	High
Investments in portfolio companies	$60,001	Discounted Cash Flow	Discount Rate	8.29%	16.99%	12.14%	Lower
			Terminal Growth Rate	2.00%	11.00%	3.80%	Higher
		Comparable Multiple	EBITDA Multiple	6.86x	20.47x	13.24x	Higher
			Revenue Multiple	4.27x	8.15x	5.13x	Higher
Total Level III Investments	$60,001

	Fair Value as of December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average	Impact to Valuation from Increase in Input
				Low	High
Investments in portfolio companies	$35,962	Discounted Cash Flow	Discount Rate	8.20%	16.78%	12.19%	Lower
			Terminal Growth Rate	2.00%	11.00%	4.28%	Higher
		Comparable Multiple	EBITDA Multiple	6.31x	23.77x	14.43x	Higher
			Revenue Multiple	4.78x	8.34x	5.19x	Higher
Total Level III Investments	$35,962
The changes in the Fund’s investments at fair value for which the Fund has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows for the three months ended March 31, 2026:

Equity Securities
Balance, beginning of period	$35,962
Purchases	21,449
Sales and proceeds from Investments	(231)
Transfers into Level III	—
Transfers out of Level III	—
Net realized gains (losses)	—
Net change in unrealized appreciation	2,821
Balance, end of period	$60,001
Net change in unrealized appreciation included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation on investments on the consolidated statement of operations	$2,821
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
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
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
The tables below summarize the aggregate notional amount and fair value of the derivative instruments as of March 31,
2026 and December 31, 2025. The notional amount represents the absolute value amount of the foreign exchange contracts:

	March 31, 2026				December 31, 2025
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivative Investments
Foreign Currency Forward Contracts (EUR)	€4,548	$53	€1,897	$(26)	€—	$—	€5,049	$(103)
Foreign Currency Forward Contracts (JPY)	¥1,752,396	326	¥213,605	(6)	¥1,329,690	759	¥—	—
Foreign Currency Forward Contracts (AUD)	A$5,527	53	A$2,647	(166)	A$—	—	A$5,527	(216)
Foreign Currency Forward Contracts (INR)	Rs137,430	61	Rs137,430	(67)	Rs—	—	Rs—	—
Foreign Currency Forward Contracts (CAD)	C$—	—	C$—	—	C$—	—	C$4,822	(40)
		$493		$(265)		$759		$(359)

For the three months ended March 31, 2026, the Fund recognized $486 thousand of net realized gain and $(172) thousand of net unrealized loss on foreign currency forward contracts. These amounts are included in net realized gain on derivative contracts and net change in unrealized depreciation on derivative contracts, respectively, in the consolidated statements of operations.
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
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
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
The Fund’s units are offered on a monthly basis, effective as of the first calendar day of each month. The purchase price per unit of each class is equal to the Transactional NAV per unit for such class as of the last business day of the immediately preceding month. Units were first issued to investors on October 1, 2025 at an initial subscription price of $25.00 per unit, and the Transactional NAV was first determined as of October 31, 2025.
The following tables present transactions in the Units during the three months ended March 31, 2026, and the period from
Inception through March 31, 2025:

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of December 31, 2025	29,000	868,850	—	11,050	809,598	95,584
Units issued			48,143		1,114,134	52,488
Non-cash redemptions (1)	—	(30)	—	—	—	—
Units Outstanding as of March 31, 2026	29,000	868,820	48,143	11,050	1,923,732	148,072

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of February 11, 2025 (Inception)	—	—	—	—	—	—
Units issued	—	—	—	—	—	40
Non-cash redemptions	—	—	—	—	—	—
Units Outstanding as of March 31, 2025	—	—	—	—	—	40
___________________
(1)During the three months ended March 31, 2026, the Fund effected a non-cash redemption of Units held indirectly by the Feeder through the redemption of
Units at Transactional NAV. This redemption was undertaken to settle Servicing Fees paid by the Fund on the Feeder’s behalf. The transaction did not involve any cash consideration and resulted in a reduction of partners’ capital in the applicable Unit Class. No redemptions were effected from third-party investors during the period.
No Class A Units, Class S Units, Class D Units, Class I Units, Class A-A Units, Class A-D Units, Class E-D Units or Class
CG Units have been issued since Inception.
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
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
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
Incentive Allocation
Pursuant to the Partnership Agreement, the General Partner is entitled to receive an incentive allocation (the “Incentive
Allocation”) equal to 12.5% of the Fund’s Total Return, subject to (i) a 5% annual hurdle rate and (ii) a high water mark. The
Incentive Allocation includes a 100% catch-up provision, pursuant to which the General Partner receives 100% of returns in excess of the hurdle until it has received 12.5% of cumulative profits for the applicable period. The Incentive Allocation is calculated on a calendar year basis, accrued monthly and payable quarterly in arrears. The Incentive Allocation may be paid in cash, Class C Units, and/or interests in any Lower Fund or any combination of the foregoing. The Carlyle Units are not subject to the Incentive Allocation. For the three months ended March 31, 2026, the Fund recorded $444 thousand of Incentive
Allocation expense. As of March 31, 2026 and December 31, 2025, $444 thousand and $434 thousand, respectively, was accrued and payable to the General Partner.
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
Management Fee
In consideration for its investment management services, the Investment Advisor is entitled to receive a management fee
(the “Management Fee”) with respect to each class of units payable by CPEP, directly or indirectly through an Intermediate
Entity (including any Lower Funds), equal to, in the aggregate, 1.25% per annum of the Transactional NAV of the units attributable to such class of units, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the
Incentive Allocation, the Servicing Fee (defined below), pending unit redemptions for the month, any distributions and without taking into account accrued and unpaid taxes (whether paid, payable accrued or otherwise) of any Intermediate Entity
(including corporations) through which CPEP indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month, as determined in the good faith judgment of the General Partner; provided, that (i) with respect to the Anchor Units, the Management Fee shall be waived for the first twelve (12) months following the Initial Closing and shall be equal to 0.75% of the month-end Transactional NAV attributable to the Anchor Units for twenty-four (24) months thereafter and (ii) with respect to Early Investor Units, the Management Fee shall be equal to 0.75% per annum of the month-end
Transactional NAV attributable to the Early Investor Units for the first thirty-six (36) months following the Initial Closing.
Carlyle Units do not pay a Management Fee.
The Investment Advisor may elect to receive the Management Fee in cash, Class C Units and/or shares, units or interests of any Lower Fund. See Note 5, Net Assets, for a definition and description of the Fund’s classes of units.
For the three months ended March 31, 2026, the Investment Advisor earned $131 thousand in Management Fees, of which
$48 thousand were waived. As of March 31, 2026 and December 31, 2025, $36 thousand and $18 thousand, respectively, in
Management Fees were payable.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
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
As of March 31, 2026, the Investment Advisor had advanced approximately $6.5 million of expenses on behalf of the
Fund, of which $3.2 million is included in offering costs payable and $3.3 million is included in due to affiliates on the accompanying consolidated statements of assets and liabilities. During the three month period ended March 31, 2026, the Fund reimbursed the Investment Advisor $151 thousand of such advances.
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
In accordance with U.S. GAAP, the Fund accrues the cost of the Servicing Fee for the estimated life of the relevant Units as an offering cost at the time such Units are sold. As of March 31, 2026 and December 31, 2025, the Fund has accrued $131 thousand and $74 thousand, respectively, of Servicing Fees.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
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
During the three months ended March 31, 2026, the Fund acquired interests in 15 Approved Warehoused Investments from the Warehouse Entity for $24.3 million. These interests were generally acquired at a price that approximated the Warehouse
Entity’s cost basis.
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
7. COMMITMENTS AND CONTINGENCIES
The Fund had unfunded commitments of $6.8 million in unaffiliated investee funds and $0.1 million in affiliated investee funds as of March 31, 2026.
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
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
Based on its history and experience, the General Partner believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown.
CPEP may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, CPEP was not subject to any material litigation nor was CPEP aware of any material litigation threatened against it.
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the three months ended March 31, 2026.

	For the three months ended March 31, 2026
	Class A-S Units	Class A-I Units	Class E-S Units	Class E-I Units	Class E-A Units	Class C Units
Class Inception Date	Oct 1, 2025	Oct 1, 2025	Dec 1, 2025	Nov 3, 2025	Mar 2, 2026	Oct 1, 2025
Per Unit Data:
Net asset value per Unit, beginning of period	$21.89	$23.84	$25.46	$27.24	$—	$26.20
Proceeds from Units issued (1)	—	—	—	0.38	28.40	0.74
Net investment loss (2)	(0.73)	(0.78)	(0.87)	(0.92)	(0.31)	(0.67)
Net realized and unrealized gain on investments, including derivative contracts (2)	1.25	1.35	1.45	1.56	0.63	1.53
Servicing fees	(0.08)	—	(0.06)	—	(1.16)	—
Net asset value per Unit, end of period	$22.33	$24.41	$25.98	$28.26	$27.56	$27.80
Number of Units outstanding, end of period	29,000	868,820	11,050	1,923,732	48,143	148,072
Total return based on net asset value (3)	2.01%	2.39%	2.04%	3.74%	(2.96)%	6.11%
Ratio to Weighted-Average Net Assets(4):
Incentive Allocation	(0.85)%	(0.78)%	(0.70)%	(0.65)%	(0.25)%	—%
Total Expenses before waived expenses	(3.82)%	(3.73)%	(3.64)%	(3.57)%	(1.19)%	(2.72)%
Total waived expenses	0.24%	0.22%	—%	—%	—%	—%
Total Expenses after waived expenses	(3.57)%	(3.50)%	(3.64)%	(3.57)%	(1.19)%	(2.72)%
Net investment loss	(3.31)%	(3.24)%	(3.37)%	(3.31)%	(1.11)%	(2.46)%
________________
(1)Represents the per Unit impact of subscriptions during the period. The difference between issuance price (Transactional NAV) and U.S. GAAP net asset value throughout the period, as well as the timing of Unit issuances, may result in subscriptions may be accretive (or dilutive) to net asset value per Unit.
(2)Net investment loss per Unit was calculated as net investment loss for the period divided by the weighted average number of Units outstanding for the period.
(3)Total return based on net asset value (not annualized) is calculated as the change in net asset value per Unit during the period divided by the net asset value per Unit at the beginning of the period. For unit classes with an inception date during the period, total return is calculated as the change in net asset value per Unit from the Class inception date through March 31, 2026 divided by the net asset value per Unit at the Class inception date. Total return does not include upfront transaction fees, if any.as of the beginning of the period. For unit classes with an inception date during the period, total return is calculated from the class inception date.
(4)These ratios to average net assets have not been annualized.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(All Dollars are in Thousands, Except Unit and Per Unit Data, except as noted) (unaudited)
9. SUBSEQUENT EVENTS
Subsequent to March 31, 2026, CPEP accepted subscriptions for an additional $22.5 million in connection with its April and May closings bringing inception to date subscriptions in its continuous private offering to $103.7 million.
Subsequent to March 31, 2026, CPEP acquired interests in Approved Warehouse Investments from the Warehouse Entity, an affiliate of Carlyle, for a total purchase price of $8.1 million.
There have been no events since March 31, 2026, other than those already disclosed, that require recognition or disclosure in the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless context suggests otherwise, references in this report to “CPEP,” the “Fund,” “we,” “us,” and “our” refer to
Carlyle Private Equity Partners Fund, L.P. and references in this report to “Carlyle” refer collectively to The Carlyle Group
Inc. and its subsidiaries and affiliated entities. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.
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
Recent Developments
Business Environment and Outlook
The commencement of hostilities in the Middle East and the closure of the Strait of Hormuz have not yet manifested as visible economic damage. However, risks to the global economy remain elevated as the conflict in the Middle East persists, and those risks will continue to rise for as long as the Strait remains effectively shut. In the U.S., which is less reliant on imports that traverse the Strait, economic activity remained relatively resilient, supported by continued business investment, including
AI-related spending. However, increases in energy prices and the potential impacts of prolonged disruptions to supply chains introduce risks to overall growth and consumer demand. Macroeconomic conditions varied across regions elsewhere. China, which was able to import oil from Iran in March, and Taiwan and South Korea, which continued to benefit from the AI buildout, were particularly resilient. Those more exposed to energy imports, including Europe and India, faced increased risks related to potential supply disruptions.
Public equity markets experienced volatility during the quarter, including sector rotations associated with changing expectations for AI-related investment and the impact of geopolitical developments. However, after ending the quarter down
4.6%, the S&P 500 rallied to new all-time highs in May on optimism for an end to the conflict coupled with upgrades to
“consensus” earnings estimates. This recent rally is a symptom of the difficulty investors face in hedging and quantifying geopolitical risk. In contrast to other discrete shocks, such as the failure of SVB in 2023, markets face less clarity in mapping out the trajectory of evolving geopolitical developments and so tend to “look through” them. The shock also reaffirmed the notion that bonds no longer hedge equity market risk. Bonds have now sold off with stocks during each major shock of the last
12 months, and the correlation between the monthly returns of stocks and bonds has moved from -25% to +50% since 2022. As the “natural” hedge of the traditional 60/40 portfolio continues to dissolve, investors may choose to rotate towards private markets to achieve greater diversification.
Private equity activity reflected mixed conditions. While overall M&A volumes increased, driven by larger transactions, leveraged buyout activity and exit volumes declined compared to prior periods. Initial public offering activity remained subdued, and broader market volatility and liquidity conditions may affect exit timing across the industry.
Given CPEP’s diversified exposure across sectors and geographies, these conditions may affect investment deployment, valuation levels, and portfolio performance.

Subsequent Notable Transactions
Subsequent to March 31, 2026, CPEP accepted subscriptions for an additional $22.5 million in connection with its April and May closings bringing inception to date subscriptions in its continuous private offering to $103.7 million.
Subsequent to March 31, 2026, CPEP acquired interests in Approved Warehouse Investments from the Warehouse Entity, an affiliate of Carlyle, for a total purchase price of $8.1 million.
For additional information, see Note 6, Related Party Transactions, to the consolidated financial statements included in
“Part I, Item 1. Financial Statements.”
Portfolio and Investment Activity
During the period, the Fund completed 16 investment transactions, consisting of 5 new investments and 11 follow-on investments in existing portfolio investments, for an aggregate purchase price of $25.7 million. These acquisitions were sourced through a combination of investments acquired from the Warehouse Entity and investments sourced directly from general partners. These investments consist primarily of global buyout and secondary investments diversified across aerospace and defense, technology, financial services, industrial, consumer and healthcare sectors and across North America, Europe and
Asia-Pacific.
The charts below present the diversification of CPEP’s portfolio companies by strategy, sector and geography based on the fair value of our investments as of March 31, 2026.
___________
•Totals may not foot due to rounding.
•Current portfolio composition is not necessarily indicative of the future composition of the portfolio of CPEP.
•Industry and geography classifications are presented on a look-through basis to the underlying portfolio companies held directly or indirectly through investee funds. Geography is generally based on the region where each underlying portfolio company is headquartered. “Other Asia” currently includes
India; the composition of this category may change over time and may include other countries in the future.
•Strategy and industry are based solely on Carlyle’s analysis and reflect solely Carlyle’s opinion.
•The portfolio composition presented in the charts above differs from the presentation in the accompanying condensed consolidated schedules of investments included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The condensed consolidated schedules of investments presents investments at the investee fund level and is not presented on a full look-through basis to the underlying portfolio companies.

As of March 31, 2026, CPEP’s ten largest investments, based on fair value, were:

Company	Strategy	Geography	Sector
Knack RCM	International Exposure	Other Asia	Healthcare
Kyoden Co., Ltd.	International Exposure	Japan	Technology
Mantech (1)	Scale	North America	Aerospace & Defense
Sedgwick Inc.	Scale	North America	Financial Services
Tarrytown Expocare Pharmacy	Scale	North America	Healthcare
Trucordia	Opportunistic	North America	Financial Services
TRYT Inc.	International Exposure	Japan	Industrials
Vantive	Scale	North America	Healthcare
Waste Services Group Pty Ltd	International Exposure	Australia	Industrials
Worldpac	Scale	North America	Industrials
___________
•Investments listed in alphabetical order.
(1)Represents an investment in an affiliated investee fund which has been presented on a look-through basis.
Performance Summary
The chart below shows the inception to date total return for each class of Units outstanding as of March 31, 2026:

Unit Class	Class Inception Date	Year To Date Total Return (2)	Inception To Date Total Return (1)
Class A-I	Oct 1, 2025	4.74%	15.93%
Class E-I	Nov 3, 2025	4.56%	11.19%
Class A-S	Oct 1, 2025	4.53%	15.61%
Class E-S	Dec 1, 2025	4.42%	6.38%
Class E-A	Mar 2, 2026	1.76%	1.76%
Class C (3)	Oct 1, 2025	5.41%	18.36%
___________
(1)Inception to date returns shown reflect the percentage change in Transactional NAV per Unit from the Class inception date through March 31, 2026.
Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.
(2)Year to date returns reflect the percentage change in Transactional NAV per Unit from December 31, 2025 through March 31, 2026. For unit classes with an inception date during the period, year to date return is calculated from the class inception date through March 31, 2026. Accordingly, for such classes, the year to date return is equal to the inception to date return.
(3)The initial 40 Class C Units were purchased by the General Partner prior to the Fund’s commencement of operations. Performance for Class C Units is calculated beginning October 1, 2025, the date the Fund commenced operations.
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
Dividend Income. Dividend income for the period consisted solely of income earned on investments in money market funds. The Fund did not receive any dividend income from portfolio companies since its inception.
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
See Note 6, Related Party Transactions, to the consolidated financial statements included in “Part I, Item 1. Financial
Statements” of this report for more information regarding the Incentive Allocation and Management Fee.
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
Consolidated Results of Operations
From inception through September 30, 2025, CPEP had not commenced principal operations. The Fund completed its
Initial Closing and commenced investment operations on October 1, 2025. The results of operations for the three months ended
March 31, 2026 reflect the Fund’s ongoing investment activities and are discussed below.

Net Investment Income (Loss)
For the three months ended March 31, 2026, CPEP’s net investment loss was $2.2 million, attributable to $2.4 million of total expenses, partially offset by $0.2 million of interest income and dividend income from money market funds. Total expenses for the three months ended March 31, 2026 consisted primarily of offering expenses and professional fees of $0.8 million and $0.7 million, respectively, incentive allocation of $0.4 million and administration fees of $0.2 million.
Net Realized Gain (Loss) on Investments and Derivative Contracts
For the three months ended March 31, 2026, the Fund recognized net realized gains on investments and derivative contracts of $54 thousand and $0.5 million, respectively. Net realized gains on investments were primarily attributable to realization of investments through distributions received from underlying funds, while net realized gains on derivative contracts related to the settlement of derivative contracts during the period.
Unrealized Gain (Loss) on Investments and Derivative Contracts
For the three months ended March 31, 2026, CPEP recognized $3.3 million of net unrealized gain on investments and derivative contracts. A portion of the net change in unrealized appreciation on investments is attributable to investments acquired throughout the three months ended March 31, 2026 from the Warehouse Entity and subsequently marked to estimated fair value as of year end. These interests were generally acquired at a price that approximated the Warehouse Entity's cost basis.
As this included acquired assets that had appreciated above their original cost basis, the Fund recognized unrealized gains from the mark to the estimated fair value. See Note 6, Related Party Transactions, to the consolidated financial statements included in
“Part I, Item 1. Financial Statements” of this report for additional information regarding the Warehousing Agreement.
Excluding these transactions, the net change in unrealized appreciation on investments would be lower and may not be indicative of future performance.
Financial Condition, Liquidity, and Capital Resources
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
As of March 31, 2026, CPEP had $14.2 million in cash and cash equivalents.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond March 31, 2026, see Note 7, Commitments and
Contingencies, to the consolidated financial statements included in “Part I, Item 1. Financial Statements” of this report.
TRANSACTIONAL NAV
The Fund calculates the Transactional NAV for purposes of establishing the price at which transactions in the respective
Units are made. For a description of the Fund’s valuation process, see “Part II, Item 5. Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation of Transactional NAV” in our Annual
Report on Form 10-K for the period ended December 31, 2025. Transactional NAV is based on the month-end values of the
Fund’s investments and other assets (including cash and cash equivalents) and the deduction of any respective liabilities, including certain fees and expenses (such as the Incentive Allocation and Management Fee, as applicable to the respective class), in all cases as determined in accordance with the Valuation Policy. Transactional NAV differs from the Fund’s net asset value as determined in accordance with U.S. GAAP. A reconciliation of Transactional NAV to the Fund’s net asset value under
U..S. GAAP is included below.
The following table provides a breakdown of the major components of the Fund’s Transactional NAV as of March 31,
2026 (dollars in thousands):

Components of CPEP’s Transactional NAV	Consolidated NAV
Investments, at fair value	$73,576
Derivative assets, at fair value	493
Cash and cash equivalents	14,219
Other assets	285
Derivative liabilities, at fair value	(265)
Accrued incentive allocation	(444)
Other liabilities	(103)
Management fee payable	(36)
Transactional NAV	$87,725
The following table provides a breakdown of the Fund’s Transactional NAV by class as of March 31, 2026:

	As of March 31, 2026
Class	Number of Units	Transactional NAV per Unit(1)	Transactional NAV ($ in thousands)
Class A-I	868,820	$28.98	$25,180
Class A-S	29,000	28.90	838
Class E-I	1,923,732	28.91	55,615
Class E-S	11,050	28.88	319
Class E-A	48,143	28.90	1,391
Class C	148,072	29.59	4,382
	3,028,817		$87,725
___________
(1)Transactional NAV does not take into consideration any class-specific fees, expenses and other net assets and liabilities attributable to the classes at the
Feeder.
The following table reconciles the Fund’s U.S. GAAP NAV to Transactional NAV (dollars in thousands):

March 31, 2026
U.S. GAAP Net Asset Value	$81,952
Adjustments
Organizational, offering, and other Fund expenses (1)	5,642
Servicing Fees (2)	131
Transactional NAV	$87,725
___________
(1)Represents an adjustment reflecting the difference between Fund, organizational and offering expenses recognized under U.S. GAAP, which include all expenses incurred during the period, and the amount paid to the Investment Advisor for purposes of calculating Transactional NAV, which is limited in accordance with the Expense Support arrangement.
(2)Servicing Fees apply to certain Unit classes. As of March 31, 2026, although Units were outstanding in multiple classes, only Class A-S, Class E-A and
Class E-S Units were subject to Servicing Fees. For purposes of CPEP’s Transactional NAV, Servicing Fees are recognized as a reduction of CPEP’s
Transactional NAV on a monthly basis as they are paid. For purposes of calculating net asset value in accordance with U.S. GAAP, the Fund accrues the cost of the Servicing Fees, as applicable, for the estimated life of the units as an offering cost at the time the Fund sells the applicable Units.
Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the period ended December 31, 2025.

Recent Accounting Developments
There were no accounting pronouncements issued during the three months ended March 31, 2026 that are expected to have a material impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.
Fair Value Risk
CPEP makes Investments which are reported at fair value as determined in accordance with our Valuation Policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each Investment while employing a consistently applied valuation process for the types of
Investments we make. Based on the fair value of the Fund’s Investments as of March 31, 2026, management estimates that an immediate, hypothetical 10% decline in the fair value of such Investments would result in a decline in the net change in unrealized appreciation on Investments of $7.4 million.
Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. As of March 31, 2026, the Fund had no indebtedness.
Exchange Rate Risk
The Fund holds investments that are denominated in foreign currencies. The Fund’s primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the Investments are denominated, net of the impact of foreign exchange hedging strategies, if any. As of March 31, 2026, CPEP held foreign currency contracts through a consolidated subsidiary to hedge a change in exchange rates against the U.S. dollar.
Management estimates that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and other currencies in which the Fund’s Investments were denominated as of March 31, 2026 (i.e., an increase in the value of the
U.S. dollar against these foreign currencies) would result in a decline in the net change in unrealized appreciation on investments of $302 thousand.
ITEM 4. Controls and Procedures
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a‐15(f) and
15d‐15(f) under the Exchange Act) during the most recent fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part
I., Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2025, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
A list of exhibits required to be filed or furnished as part of this report is set forth in the Exhibit Index below.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.

Dated: May 14, 2026	By:	/s/ Charles E. Andrews, Jr.
Charles E. Andrews, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)