Form 10-Q
period 2026-06-30
Carlyle Private Equity Partners Fund, L.P.
filed 2026-08-12
CIK 2065337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 000-56746

Carlyle Private Equity Partners Fund, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	33-3814841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Pennsylvania Ave., N.W., Suite 220 South, Washington, DC 20004-2505	(202) 729-5626
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
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
As of July 31, 2026, the registrant had the following limited partnership units outstanding: 24,000 Class A-S units, 873,785 Class A-I units, 519,820 Class E-A units, 12,781 Class E-S units, 3,124,072 Class E-I units and 213,978 Class C units.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.

Part I.	Financial Information
Item 1.	Unaudited Consolidated Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025 ...................	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2026 and for the period from February 11, 2025 (Inception) through June 30, 2025 .................................................................	2
	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2026 and for the period from February 11, 2025 (Inception) through June 30, 2025 .....................................................	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and for the period from February 11, 2025 (Inception) through June 30, 2025 ....................................................................................	5
	Condensed Consolidated Schedules of Investments as of June 30, 2026 and December 31, 2025 .................	6
	Notes to Consolidated Financial Statements ....................................................................................................	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ..........................	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk .........................................................................	36
Item 4.	Controls and Procedures ...................................................................................................................................	37
Part II.	Other Information
Item 1.	Legal Proceedings ............................................................................................................................................	38
Item 1A.	Risk Factors ......................................................................................................................................................	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .........................................................................	38
Item 3.	Defaults Upon Senior Securities ......................................................................................................................	38
Item 4.	Mine Safety Disclosures ...................................................................................................................................	38
Item 5.	Other Information .............................................................................................................................................	38
Item 6.	Exhibits .............................................................................................................................................................	39
	Signatures .........................................................................................................................................................	40

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

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Investments, at fair value (cost of $93,105 and $41,722, respectively)	$104,579	$44,900
Derivative assets, at fair value	843	759
Cash and cash equivalents	26,960	11,176
Interest and other income receivable	25	65
Deferred offering costs	1,502	2,146
Receivable from investments	147	—
Total assets	$134,056	$59,046
Liabilities
Payable for investments purchased	$—	$5,770
Derivative liabilities, at fair value	59	359
Management fee payable	62	18
Incentive allocation payable	709	434
Due to affiliate	3,673	2,599
Servicing fees payable	513	74
Offering costs payable	3,853	2,828
Accrued organizational expenses	—	45
Other accrued expenses and liabilities	1,104	737
Total liabilities	9,973	12,864
Commitments and contingencies
Net Assets
Class A units, unlimited units authorized, no units issued and outstanding	—	—
Class S units, unlimited units authorized, no units issued and outstanding	—	—
Class D units, unlimited units authorized, no units issued and outstanding	—	—
Class I units, unlimited units authorized, no units issued and outstanding	—	—
Class A-A units, unlimited units authorized, no units issued and outstanding	—	—
Class A-S units, unlimited units authorized, 24,000 and 29,000 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	527	635
Class A-D units, unlimited units authorized, no units issued and outstanding	—	—
Class A-I units, unlimited units authorized, 873,785 and 868,850 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	22,078	20,709
Class E-A units, unlimited units authorized, 371,500 and 0 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10,667	—
Class E-S units, unlimited units authorized, 12,781 and 11,050 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	344	281
Class E-D units, unlimited units authorized, no units issued and outstanding	—	—
Class E-I units, unlimited units authorized, 2,872,749 and 809,598 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	84,635	22,053
Class C units, unlimited units authorized, 197,947 and 95,584 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5,832	2,504
Class CG units, unlimited units authorized, no units issued and outstanding	—	—
Total net assets	124,083	46,182
Total liabilities and net assets	$134,056	$59,046
See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended June 30, 2026	For the Period from February 11, 2025 (Inception) through June 30, 2025
	June 30, 2026	June 30, 2025
Investment income:
Dividend income	$231	$—	$398	$—
Interest income	19	—	28	—
Total investment income	250	—	426	—
Expenses:
Organizational expenses	1	—	55	—
Offering cost expense	893	—	1,669	—
Management fees	209	—	340	—
Incentive allocation	709	—	1,153	—
Professional fees	384	—	1,062	—
Administrative fees	277	—	511	—
Other expenses	99	—	190	—
Total expenses	2,572	—	4,980	—
Management fees waived	(51)	—	(99)	—
Total expenses after fees waived	2,521	—	4,881	—
Net investment loss	(2,271)	—	(4,455)	—
Net realized gain and change in unrealized appreciation:
Net realized gain on investments	76	—	130	—
Net realized gain on derivative contracts	432	—	918	—
Net change in unrealized appreciation on investments	4,856	—	8,296	—
Net change in unrealized appreciation on derivative contracts	556	—	384	—
Net realized and unrealized gain on investments, including derivative contracts	5,920	—	9,728	—
Net increase in net assets resulting from operations	$3,649	$—	$5,273	$—

    See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Dollars in Thousands)

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net Assets at March 31, 2026	$648	$21,212	$1,327	$287	$54,362	$4,116	$81,952
Proceeds from units issued	—	—	9,474	50	27,846	1,500	38,870
Conversion of units between classes	(145)	145	—	—	—	—	—
Net investment loss	(10)	(456)	(161)	(8)	(1,568)	(68)	(2,271)
Net realized gain on investments	—	17	4	—	51	4	76
Net realized gain on derivative contracts	2	77	37	1	294	21	432
Net change in unrealized appreciation on investments	23	994	320	16	3,270	233	4,856
Net change in unrealized appreciation on derivative contracts	2	90	56	2	380	26	556
Servicing fees	7	—	(390)	(4)	—	—	(387)
Distributions for units redeemed	—	(1)	—	—	—	—	(1)
Net Assets at June 30, 2026	$527	$22,078	$10,667	$344	$84,635	$5,832	$124,083

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net Assets at March 31, 2025	$—	$—	$—	$—	$—	$1	$1
Proceeds from units issued	—	—	—	—	—	—	—
Net Assets at June 30, 2025	$—	$—	$—	$—	$—	$1	$1

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Dollars in Thousands)

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net Assets at December 31, 2025	$635	$20,709	$—	$281	$22,053	$2,504	$46,182
Proceeds from units issued	—	—	10,841	50	59,184	3,000	73,075
Conversion of units between classes	(145)	145	—	—	—	—	—
Net investment loss	(33)	(1,133)	(175)	(16)	(2,943)	(155)	(4,455)
Net realized gain on investments	1	31	5	—	87	6	130
Net realized gain on derivative contracts	8	275	36	4	548	48	919
Net change in unrealized appreciation on investments	58	2,111	340	31	5,341	415	8,296
Net change in unrealized appreciation on derivative contracts	(2)	(58)	66	(1)	365	14	384
Servicing fees	5	—	(446)	(5)	—	—	(446)
Distributions for units redeemed	—	(2)	—	—	—	—	(2)
Net Assets at June 30, 2026	$527	$22,078	$10,667	$344	$84,635	$5,832	$124,083

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net assets at February 11, 2025 (Inception)	$—	$—	$—	$—	$—	$—	$—
Proceeds from units issued	—	—	—	—	—	1	1
Net Assets at June 30, 2025	$—	$—	$—	$—	$—	$1	$1

      See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Six Months Ended June 30, 2026	For the Period from February 11, 2025 (Inception) through June 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,273	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(130)	—
Net change in unrealized appreciation on investments	(8,296)	—
Net change in unrealized depreciation on derivative contracts	(384)	—
Cost of investments purchased	(51,818)	—
Proceeds from sales and repayments of investments	566	—
Changes in operating assets:
Interest and other income receivable	40	—
Deferred offering costs	644	—
Receivable from investments	(147)	—
Changes in operating liabilities:
Payable for investments purchased	(5,770)	—
Management fee payable	44	—
Incentive allocation payable	275	—
Offering costs payable	1,025	—
Due to affiliate	1,074	—
Accrued organizational expenses	(45)	—
Accrued expenses and other liabilities	367	—
Net cash used in operating activities	(57,282)	—
Cash flows from financing activities:
Proceeds from issuance of units	73,075	1
Redemption of units	(2)	—
Servicing fees paid	(7)	—
Net cash provided by financing activities	73,066	1
Net increase in cash and cash equivalents	15,784	1
Cash and cash equivalents, beginning of period	11,176	—
Cash and cash equivalents, end of period	$26,960	$1

Supplemental disclosures of non-cash information
Servicing fee payable	$513	$—
        See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
As of June 30, 2026
(Dollars in Thousands)

Issuer	Asset	Geography (3)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Investments in Portfolio Companies
Aerospace & Defense
Other Investments in Portfolio Companies (1)		Americas	$3,079	2.48%
			3,079	2.48
Building Products
Other Investments in Portfolio Companies (1)		Japan	4,205	3.39
			4,205	3.39
Consumer Services
Other Investments in Portfolio Companies (1)		Japan	713	0.57
			713	0.57
Financial Services
Sedgwick Inc.		Americas	6,314	5.09
Total Financial Services			6,314	5.09

Healthcare
Tarrytown Expocare Pharmacy	Equity interests held through CP Maverick Holdings, L.P. and CP Catapult Holdings, L.P.	Americas	7,838	6.32
Vantive	Equity interest held through CP VIII Participations S.a.r.l., SICAR	Americas	7,905	6.37
Other Investments in Portfolio Companies (1)		Japan	5,784	4.66
Other Investments in Portfolio Companies (1)		Other Asia	6,023	4.85
Total Healthcare			27,550	22.20

Industrials
Worldpac	Equity interest held through Carlyle Partners Wheels Holdings, L.P.	Americas	6,862	5.53
Other Investments in Portfolio Companies (1)		Australia	5,089	4.10
Other Investments in Portfolio Companies (1)		Europe	2,186	1.76
Other Investments in Portfolio Companies (1)		Other Asia	2,773	2.23
Other Investments in Portfolio Companies (1)		Japan	5,301	4.27
Total Industrials			22,211	17.89

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
As of June 30, 2026
(Dollars in Thousands)

Issuer	Asset	Geography (3)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Technologies
Other Investments in Portfolio Companies (1)		Americas	$338	0.28%
Other Investments in Portfolio Companies (1)		Japan	5,582	4.50
Other Investments in Portfolio Companies (1)		Europe	8,702	7.01
Total Technologies			14,621	11.79

Total Investments in Portfolio Companies			78,693	63.41
(Cost: $24,762 Americas, $11,395 Europe, $5,133 Australia, $21,312 Japan, $8,797 Other Asia)

Investments in Affiliated Investee Funds
Aerospace & Defense
Other Investments in affiliated investee funds (1)		Americas	5,100	4.11
			5,100	4.11
Financial Services
Other Investments in affiliated investee funds (1)		Americas	7,309	5.89
			7,309	5.89
Healthcare
Other Investments in affiliated investee funds (1)		Americas	1,283	1.03
			1,283	1.03
Industrials
Other Investments in affiliated investee funds (1)		Europe	666	0.54
			666	0.54
Various
Other Investments in Secondaries (1)		Europe	267	0.21
			267	0.21

Total Investments in Affiliated Investee Funds			14,625	11.78
(Cost: $12,138 Americas, $836 Europe)

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
As of June 30, 2026
(Dollars in Thousands)

Issuer	Asset	Geography (3)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Investments in Unaffiliated Investee Funds
Industrials
Other Investments in Secondaries (1)		Americas	$2,540	2.05%
			2,540	2.05
Various
Other Investments in Secondaries (1)		Americas	7,858	6.33
Other Investments in Secondaries (1)		Europe	863	0.70
			8,721	7.03

Total Investments in Unaffiliated Investee Funds			11,261	9.08
(Cost: $8,170 Americas, $562 Europe)

Total Investments			$104,579	84.28%

Derivative Instruments
Foreign Currency Forward Contracts (assets)			$843	0.68%
Foreign Currency Forward Contracts (liabilities)			(59)	(0.05)
Total Derivative Instruments			$784	0.63%
(Cost: $—)

Cash Equivalents
Goldman Sachs Financial Square Government Fund (Seelaus Class)		Americas	$15,235	12.28%
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (Institutional Class)		Americas	11,073	8.92
Total Cash Equivalents			$26,308	21.20%
(Cost: $26,308 Americas)

Total Investments, Derivative Instruments and Cash Equivalents			$131,671	106.12%
(Cost: $71,378 Americas, $12,793 Europe, $5,133 Australia, $21,312 Japan, $8,797 Other Asia)

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
As of June 30, 2026
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
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted)(unaudited)
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
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
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
Cash and Cash Equivalents
Cash and cash equivalents consist principally of cash and/or short term investments, including overnight bank deposits, which are readily convertible into cash and have original maturities of three months or less. The Fund is subject to credit risk should a financial institution be unable to fulfill its obligations and if balances held at a financial institution exceed insured limits.
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
The Fund carries its investments at fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”).
ASC 820 establishes a hierarchical disclosure framework which ranks the observability of market inputs used in measuring

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
asset will not be realized. When evaluating the realizability of the Fund’s deferred tax assets, all evidence, both positive and negative, is evaluated.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
offset derivative assets and liabilities in its consolidated statements of assets and liabilities, as the conditions required for offsetting are not met.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
3. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of the Fund’s investments, derivative assets and derivative liabilities held at fair value by the fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Money Market Fund	$26,308	$—	$—	$—	$26,308
Total Cash and Cash Equivalents (1)	26,308	—	—	—	26,308

Investments
Investments in portfolio companies	—	—	78,693	—	78,693
Investments in affiliated and non- affiliated investee funds (2)	—	—	—	25,886	25,886
Total Investments	—	—	78,693	25,886	104,579

Derivative Assets		843	—	—	843
Total	$26,308	$843	$78,693	$25,886	$131,730

Liabilities
Derivative Liabilities	$—	$59	$—	$—	$59

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Money Market Fund	$10,833	$—	$—	$—	$10,833
Total Cash and Cash Equivalents (1)	10,833	—	—	—	10,833

Investments
Investments in portfolio companies	—	—	35,962	—	35,962
Investments in affiliated and non- affiliated investee funds (2)	—	—	—	8,938	8,938
Total Investments	—	—	35,962	8,938	44,900

Derivative Assets	—	759	—	—	759
Total	$10,833	$759	$35,962	$8,938	$56,492

Liabilities
Derivative Liabilities	$—	$359	$—	$—	$359
__________________
(1)Cash held at banks of $0.7 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively, is carried at cost, which approximates fair value, and is therefore not included in the fair value hierarchy.
(2)These interests are generally not redeemable with the underlying investee funds; rather, the Fund receives distributions as the underlying assets are realized and the investee funds are liquidated. An estimate of the period of time over which the underlying assets are expected to be liquidated for these investments cannot be made. Refer to the accompanying condensed consolidated schedules of investments for detail regarding the investment strategy and geography of these investments.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of June 30, 2026 and December 31, 2025:

	Fair Value as of June 30, 2026	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average (1)	Impact to Valuation from Increase in Input
				Low	High
Investments in portfolio companies	$78,693	Discounted Cash Flow	Discount Rate	7.01%	17.29%	11.75%	Lower
			Terminal Growth Rate	2.00%	11.00%	3.61%	Higher
		Comparable Multiple	EBITDA Multiple	7.51x	22.79x	12.64x	Higher
			Revenue Multiple	4.11x	8.13x	5.11x	Higher
Total Level III Investments	$78,693

	Fair Value as of December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average (1)	Impact to Valuation from Increase in Input
				Low	High
Investments in portfolio companies	$35,962	Discounted Cash Flow	Discount Rate	8.20%	16.78%	12.19%	Lower
			Terminal Growth Rate	2.00%	11.00%	4.28%	Higher
		Comparable Multiple	EBITDA Multiple	6.31x	23.77x	14.43x	Higher
			Revenue Multiple	4.78x	8.34x	5.19x	Higher
Total Level III Investments	$35,962
__________________
(1)Unobservable inputs were weighted by the relative fair value of the investments.
The changes in the Fund’s investments at fair value for which the Fund has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows for the three and six months ended June 30, 2026:

	Equity Securities
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Balance, beginning of period	$60,001	$35,962
Purchases	19,569	41,018
Sales and proceeds from Investments	—	(231)
Transfers into Level III	—	—
Transfers out of Level III (1)	(3,608)	(3,608)
Net realized gains (losses)	—	—
Net change in unrealized appreciation	2,731	5,552
Balance, end of period	$78,693	$78,693
Net change in unrealized appreciation included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation on investments on the consolidated statements of operations	$2,731	$5,552
__________________
(1)Transfers out of Level III during the three and six months ended June 30, 2026 relate to an investment in a portfolio company that is no longer classified within the fair value hierarchy. The investment is now measured using the net asset value practical expedient based on the Fund's ownership interest in the affiliated investee fund through which the investment is indirectly held.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments as of June 30, 2026 and December 31, 2025. The notional amount represents the absolute value amount of the foreign exchange contracts:

	June 30, 2026				December 31, 2025
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivative Investments
Foreign Currency Forward Contracts (EUR)	€7,783	$196	€—	$—	€—	$—	€5,049	$(103)
Foreign Currency Forward Contracts (JPY)	¥3,477,193	490	¥—	—	¥1,329,690	759	¥—	—
Foreign Currency Forward Contracts (AUD)	A$8,174	105	A$—	—	A$—	—	A$5,527	(216)
Foreign Currency Forward Contracts (INR)	Rs137,430	52	Rs137,430	(59)	Rs—	—	Rs—	—
Foreign Currency Forward Contracts (CAD)	C$—	—	C$—	—	C$—	—	C$4,822	(40)
		$843		$(59)		$759		$(359)

The table below summarizes the impact to the consolidated statements of operations from derivative instruments:

	For the Three Months Ended		For the Six Months Ended June 30, 2026	For the Period from February 11, 2025 (Inception) through June 30, 2025
	June 30, 2026	June 30, 2025
Derivative Instruments
Realized Gain (Loss)
Foreign Currency Contracts	$432	$—	$918	$—
Total Realized Gain (Loss)	432	—	918	—
Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	556	—	384	—
Total Net Change in Unrealized Gain (Loss)	556	—	384	—
	$988	$—	$1,302	$—

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
The following tables present transactions in the Units during the three and six months ended June 30, 2026 and June 30,
2025:

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of March 31, 2026	29,000	868,820	48,143	11,050	1,923,732	148,072
Units issued	—	—	323,357	1,731	949,022	49,875
Conversion of units between classes	(5,000)	4,986	—	—	—	—
Non-cash redemptions (1)	—	(21)	—	—	(5)	—
Units Outstanding as of June 30, 2026	24,000	873,785	371,500	12,781	2,872,749	197,947

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of March 31, 2025	—	—	—	—	—	40
Units issued	—	—	—	—	—	—
Units Outstanding as of June 30, 2025	—	—	—	—	—	40

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of December 31, 2025	29,000	868,850	—	11,050	809,598	95,584
Units issued	—	—	371,500	1,731	2,063,156	102,363
Conversion of units between classes	(5,000)	4,986	—	—	—	—
Non-cash redemptions (1)	—	(51)	—	—	(5)	—
Units Outstanding as of June 30, 2026	24,000	873,785	371,500	12,781	2,872,749	197,947

	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of February 11, 2025 (Inception)	—	—	—	—	—	—
Units issued	—	—	—	—	—	40
Units Outstanding as of June 30, 2025	—	—	—	—	—	40
___________________
(1)During the three and six months ended June 30, 2026, the Fund effected a non-cash redemption of Units held indirectly by the Feeder through the redemption of Units at Transactional NAV. This redemption was undertaken to settle Servicing Fees paid by the Fund on the Feeder’s behalf. The transaction did not involve any cash consideration and resulted in a reduction of partners’ capital in the applicable Unit Class. No redemptions were effected from third-party investors during the period.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
based on available subscription proceeds and subject to certain limitations, including where such redemptions would adversely impact the Fund’s liquidity or where redemption requests under the Redemption Program are not fully satisfied.
Under the Redemption Program, the General Partner currently expects to redeem units quarterly using a purchase price equal to the Transactional NAV per unit as of the date specified in the redemption offer (the “Redemption Date”). Any redemption request for units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to 5% of the Transactional NAV of the units being redeemed, calculated as of the Redemption Date, (the
“Early Redemption Deduction”) for the benefit of CPEP and its Shareholders.
6. RELATED PARTY TRANSACTIONS
Partnership Agreement
CPEP has entered into an Amended and Restated Limited Partnership Agreement, dated October 1, 2025, with the General
Partner (the “Partnership Agreement”).
On August 10, 2026, CPEP entered into the Second Amended and Restated Limited Partnership Agreement with the
General Partner. For further information, see Note 9, Subsequent Events.
Incentive Allocation
Pursuant to the Partnership Agreement, the General Partner is entitled to receive an incentive allocation (the “Incentive
Allocation”) equal to 12.5% of the Fund’s Total Return, subject to (i) a 5% annual hurdle rate and (ii) a high water mark. The
Incentive Allocation includes a 100% catch-up provision, pursuant to which the General Partner receives 100% of returns in excess of the hurdle until it has received 12.5% of cumulative profits for the applicable period. The Incentive Allocation is calculated on a calendar year basis, accrued monthly and payable quarterly in arrears. The Incentive Allocation may be paid in cash, Class C Units, and/or interests in any Lower Fund or any combination of the foregoing. The Carlyle Units are not subject to the Incentive Allocation. For the three and six months ended June 30, 2026, the Fund recorded $0.7 million and $1.2 million of Incentive Allocation expense. As of June 30, 2026 and December 31, 2025, $0.7 million and $0.4 million, respectively, was accrued and payable to the General Partner.
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
On August 10, 2026, the Fund entered into the Amended and Restated Investment Advisory Agreement with the
Investment Advisor. For further information, see Note 9, Subsequent Events.
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
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
The Investment Advisor may elect to receive the Management Fee in cash, Class C Units and/or shares, units or interests of any Lower Fund. See Note 5, Net Assets, for a definition and description of the Fund’s classes of units.
For the three and six months ended June 30, 2026, the Investment Advisor earned $209 thousand and $340 thousand in
Management Fees, of which $51 thousand and $99 thousand were waived. As of June 30, 2026 and December 31, 2025, $62 thousand and $18 thousand, respectively, in Management Fees were payable.
Expense Support Arrangement
Pursuant to the Advisory Agreement, the Investment Advisor may advance organizational and offering expenses and certain operating expenses on behalf of the Fund (the “Expense Support”). Organizational and offering expenses were not allocated to the Fund until the Initial Closing on October 1, 2025.
Through and including the first twelve months following the Initial Closing (“Expense Support Period”), the Investment
Advisor has agreed to waive a portion of its Management Fee and/or pay, absorb or reimburse certain Fund expenses to the extent necessary so that annual Specified Expenses do not exceed 0.60% of net assets (annualized), subject to the terms of the advisory agreement. Amounts waived or reimbursed during this period may be subject to recoupment, provided that such recoupment would not cause Specified Expenses to exceed the applicable limitation in the month of recoupment.
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
As of June 30, 2026, the Investment Advisor had advanced approximately $7.5 million of expenses on behalf of the Fund, of which $3.9 million is included in offering costs payable and $3.7 million is included in due to affiliates on the accompanying consolidated statements of assets and liabilities. During the three and six month periods ended June 30, 2026, the Fund reimbursed the Investment Advisor $0.3 million and $0.4 million of such advances.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
payable to the Dealer Manager, but generally all or a portion of the Servicing Fee is paid to participating brokers or other financial intermediaries.
In accordance with U.S. GAAP, the Fund accrues the cost of the Servicing Fee for the estimated life of the relevant Units as an offering cost at the time such Units are sold. As of June 30, 2026 and December 31, 2025, the Fund has accrued $0.5 million and $74 thousand, respectively, of Servicing Fees.
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
During the three and six months ended June 30, 2026, the Fund acquired interests in Approved Warehoused Investments from the Warehouse Entity for $24.1 million and $48.4 million, respectively. These interests were generally acquired at a price that approximated the Warehouse Entity’s cost basis.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
7. COMMITMENTS AND CONTINGENCIES
The Fund had unfunded commitments of $10.2 million in unaffiliated investee funds and $0.1 million in affiliated investee funds as of June 30, 2026.
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
CPEP may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, CPEP was not subject to any material litigation nor was CPEP aware of any material litigation threatened against it.
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the six months ended June 30, 2026.

	For the six months ended June 30, 2026
	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Class Inception Date	Oct 1, 2025	Oct 1, 2025	Mar 2, 2026	Dec 1, 2025	Nov 3, 2025	Oct 1, 2025
Per Unit Data:
Net asset value per Unit, beginning of period	$21.89	$23.84	$—	$25.46	$27.24	$26.20
Proceeds from Units issued (1)	—	—	30.06	0.37	0.53	1.04
Conversion of Units between classes	(1.31)	0.03	—	—	—	—
Net investment loss (2)	(1.23)	(1.30)	(1.36)	(1.47)	(1.46)	(1.05)
Net realized and unrealized gain on investments, including derivative contracts (2)	2.42	2.70	3.46	2.96	3.15	3.27
Servicing fees	0.18	—	(3.45)	(0.44)	—	—
Net asset value per Unit, end of period	$21.95	$25.27	$28.71	$26.88	$29.46	$29.46
Number of Units outstanding, end of period	24,000	873,785	371,500	12,781	2,872,749	197,947
Total return based on net asset value (3)	0.27%	6.00%	1.09%	5.58%	8.15%	12.44%
Ratio to Weighted-Average Net Assets(4):
Incentive Allocation	(1.75)%	(1.57)%	(0.91)%	(1.41)%	(1.31)%	—%
Total Expenses before waived expenses	(6.66)%	(6.28)%	(3.25)%	(6.01)%	(5.63)%	(4.04)%
Total waived expenses	0.51%	0.45%	—%	—%	—%	—%
Total Expenses after waived expenses	(6.16)%	(5.83)%	(3.25)%	(6.01)%	(5.63)%	(4.04)%
Net investment loss	(5.66)%	(5.34)%	(2.94)%	(5.52)%	(5.15)%	(3.55)%
________________
(1)Represents the per Unit impact of subscriptions during the period. The difference between issuance price (Transactional NAV) and U.S. GAAP net asset value throughout the period, as well as the timing of Unit issuances, may result in subscriptions being accretive (or dilutive) to net asset value per Unit.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
(2)Net investment loss per Unit was calculated as net investment loss for the period divided by the weighted average number of Units outstanding for the period.
(3)Total return based on net asset value (not annualized) is calculated as the change in net asset value per Unit during the period divided by the net asset value per Unit at the beginning of the period. For unit classes with an inception date during the period, total return is calculated as the change in net asset value per Unit from the Class inception date through June 30, 2026 divided by the net asset value per Unit at the Class inception date. Total return does not include upfront transaction fees, if any. For unit classes with an inception date during the period, total return is calculated from the class inception date.
(4)These ratios to average net assets have not been annualized.
9. SUBSEQUENT EVENTS
Subsequent to June 30, 2026, CPEP accepted subscriptions for an additional $26.0 million in connection with its July and
August closings bringing inception to date subscriptions in its continuous private offering to $146.1 million.
Subsequent to June 30, 2026, CPEP acquired interests in Approved Warehouse Investments from the Warehouse Entity, an affiliate of Carlyle, for a total purchase price of $11.2 million.
Second Amended and Restated Limited Partnership Agreement
On August 10, 2026, CPEP entered into the Second Amended and Restated Limited Partnership Agreement with the
General Partner to (i) authorize the issuance of Units designated as Class R Units, and (ii) make certain related changes and incorporate other administrative updates, including with respect to determinations the General Partner may make regarding the application of certain aspects of the Redemption Program for certain investment vehicles.
Amended and Restated Investment Advisory Agreement
On August 10, 2026, CPEP entered into the Amended and Restated Investment Advisory Agreement with the Investment
Advisor, to make certain changes relating to the authorization of Class R Units (which will not pay a Management Fee).
There have been no events since June 30, 2026, other than those already disclosed, that require recognition or disclosure in the consolidated financial statements.

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
Recent Developments
Business Environment and Outlook
CPEP’s business is affected by the conditions in the global financial markets, global economies and the geopolitical landscape, particularly in the U.S., Europe, and Asia, as discussed in Item 1A “Risk Factors” of our Annual Report on
Form 10-K.
Financial markets demonstrated notable resilience during the second quarter of 2026 despite elevated geopolitical uncertainty. Although a ceasefire in the Strait of Hormuz improved investor sentiment, shipping volumes through the region remained well below pre-conflict levels, leaving physical supply constraints largely intact. Equity markets nevertheless posted their strongest quarterly gains since 2020, supported by continued upward revisions to corporate earnings expectations.
Rotation was a defining feature through the first half of the year: the Magnificent 7 stocks declined 10% from their peak and software stocks finished the half down 20%, while traditional economy sectors such as Construction & Engineering,
Communications Equipment, and Marine Transport, as well as hardware, led performance, and small caps outperformed large caps by over 1,000 bps. In private markets, buyout performance improved somewhat compared to the S&P 500 for Q1 2026
(the latest data available), but this was primarily due to quarter end volatility. Over longer periods against benchmarks that align more closely with market capitalization and display less concentration, buyouts continue to outperform. Compared to the S&P
600 small-cap index, U.S. buyouts have generated outperformance of 506 bps over the last five years, 386 bps over the last 10 years, and 310 bps over the last 15 years.
Economic conditions remained constructive but increasingly uneven. While official U.S. GDP growth slowed during the quarter, our proprietary portfolio data suggest underlying real final demand continued to expand at a moderate pace. Corporate revenue growth accelerated, though price rather than volume accounted for a disproportionate share of the improvement, while consumer spending moderated as higher prices weighed more heavily on lower-income households. Inflation remained above the Federal Reserve's target, reducing expectations for lower interest rates and increasing the possibility that monetary policy could remain restrictive for longer. Business investment continued to provide the strongest source of economic growth, led by spending on AI-related infrastructure. Compute capacity, data center development, and corporate IT investment remained robust, but this investment cycle is also placing increasing pressure on finite resources—including power generation, engineering talent, construction labor, and critical materials—contributing to higher input costs and creating headwinds for competing capital projects.
Outside the United States, economic conditions remained mixed. Europe stabilized as the quarter progressed, with German factory orders recovering from post-conflict lows and euro area order books improving, suggesting firmer demand heading into the second half of the year. A potentially significant structural development was the agreement among the European Union's six largest economies to advance capital markets integration, a reform that could ultimately redirect an estimated €8 trillion of household savings from low-yielding deposits toward more productive investment opportunities. China's economy continued to face weak domestic demand, while exports remained the primary driver of growth. Elsewhere in Asia, Taiwan, South Korea, and Japan continued to benefit from strong AI-related semiconductor demand, although increasing industry concentration underscores growing execution risks should AI investment moderate. In India, growth appears resilient, but the country’s reliance on imported oil and gas leaves it exposed to renewed energy supply disruptions.
Merger and acquisition (“M&A”) activity in the first half of 2026 surpassed the record aggregate deal value set in the first half of 2021, though those headline figures increasingly reflected a relatively small number of large transactions. Leveraged buyout (“LBO”) activity was more subdued, particularly in the U.S., as higher energy prices and diminished expectations for
Federal Reserve rate cuts affected underwriting and transaction activity. European buyout volume increased and exceeded U.S.
volume during the quarter. Exit activity remained constrained, with both announced exit value and the number of companies divested declining, although median exit EBITDA multiples continued to improve from the levels observed during much of
2022 through 2024. Initial public offering (“IPO”) was a relative bright spot, with 39 operating company IPOs on U.S.
exchanges generating $117 billion in proceeds, an 86% increase in transaction count versus Q1 2026.
Given CPEP's diversified exposure across sectors, strategies and geographies, these market conditions may continue to influence investment deployment opportunities, valuation levels, financing conditions and the timing of portfolio realizations.
Subsequent Notable Transactions
Subsequent to June 30, 2026, CPEP accepted subscriptions for an additional $26.0 million in connection with its July and
August closings bringing inception to date subscriptions in its continuous private offering to $146.1 million.
Subsequent to June 30, 2026, CPEP acquired interests in Approved Warehouse Investments from the Warehouse Entity, an affiliate of Carlyle, for a total purchase price of $11.2 million. For additional information, see Note 6, Related Party
Transactions, to the consolidated financial statements included in “Part I, Item 1. Financial Statements.”
Second Amended and Restated Limited Partnership Agreement
On August 10, 2026, CPEP entered into the Second Amended and Restated Limited Partnership Agreement with the
General Partner to (i) authorize the issuance of Units designated as Class R Units, and (ii) make certain related changes and incorporate other administrative updates, including with respect to determinations the General Partner may make regarding the application of certain aspects of the Redemption Program for certain investment vehicles.
Amended and Restated Investment Advisory Agreement
On August 10, 2026, CPEP entered into the Amended and Restated Investment Advisory Agreement with the Investment
Advisor, to make certain changes relating to the authorization of Class R Units (which will not pay a Management Fee).
Portfolio and Investment Activity
During the three months ended June 30, 2026, the Fund completed 15 investment transactions, consisting of 5 new investments and 10 follow-on investments in existing portfolio investments, for an aggregate purchase price of $25.9 million.
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

The charts below present the diversification of CPEP’s portfolio companies by strategy, sector and geography based on the fair value of our investments as of June 30, 2026.
________________
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
As of June 30, 2026, CPEP’s ten largest investments, based on fair value, were:

Company	Strategy	Geography	Sector
HOGY Medical Co., Ltd.	International Exposure	Japan	Healthcare
Knack RCM	International Exposure	Other Asia	Healthcare
Kyoden Co., Ltd.	International Exposure	Japan	Technology
Sedgwick Inc.	Scale	Americas	Financial Services
Tarrytown Expocare Pharmacy	Scale	Americas	Healthcare
Trucordia (1)	Opportunistic	Americas	Financial Services
TRYT Career Inc.	International Exposure	Japan	Industrials
Vantive	Scale	Americas	Healthcare
Waste Services Group Pty Ltd	International Exposure	Australia	Industrials
Worldpac	Scale	Americas	Industrials
________________
•Investments listed in alphabetical order.
(1)Represents an investment in an affiliated investee fund which has been presented on a look-through basis.

Performance Summary
The chart below shows the inception to date total return for each class of Units outstanding as of June 30, 2026:

Unit Class	Class Inception Date	Year To Date Total Return (2)	Inception To Date Total Return (1)
Class A-S	Oct 1, 2025	9.20%	20.78%
Class A-I	Oct 1, 2025	9.68%	21.39%
Class E-A	Mar 2, 2026	6.35%	6.35%
Class E-S	Dec 1, 2025	8.95%	11.00%
Class E-I	Nov 3, 2025	9.30%	16.24%
Class C (3)	Oct 1, 2025	11.10%	24.75%
________________
(1)Inception to date returns shown reflect the percentage change in Transactional NAV per Unit from the Class inception date through June 30, 2026.
Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.
(2)Year to date returns reflect the percentage change in Transactional NAV per Unit from December 31, 2025 through June 30, 2026. For unit classes with an inception date during the period, year to date return is calculated from the class inception date through June 30, 2026. Accordingly, for such classes, the year to date return is equal to the inception to date return.
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
Through and including the first twelve months following the Initial Closing (the “Expense Support Period”), the
Investment Advisor has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain of our expenses, to the extent necessary so that, for any fiscal year, our annual Specified Expenses (as defined below) do not exceed 0.60% of our net assets (annualized) as of the end of each calendar month. During the period, the Fund limited payments to the Investment Advisor in order to reflect the application of this expense cap in the calculation of the Transactional NAV.
The Fund may be required to repay the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Investment Advisor during such twelve-month period, when and if requested by the Investment Advisor, but only if and to the extent that such Specified Expenses plus any recoupment do not exceed 0.60% of our net assets (annualized) during the applicable month. The Investment Advisor may recapture a Specified Expense at any time, including in the same year it is incurred. This arrangement cannot be terminated prior to the first anniversary of the Initial Closing without the consent of our board of directors. Unless this arrangement is extended, after the first anniversary of the Initial Closing, we will reimburse the
Investment Advisor for any Expense Support that it has incurred on our behalf as and when incurred, regardless of when such
Expense Support was incurred and without regard to the 0.60% cap described above. “Specified Expenses” is defined to include all expenses incurred in the business of the Fund, including Organizational and Offering Expenses and Fund Expenses (as
defined in the Partnership Agreement), with the exception of (i) the Management Fee, (ii) the Incentive Allocation, (iii) the
Servicing Fee, (iv) Portfolio Company or joint venture level expenses, (v) brokerage costs or other investment-related out-of-
pocket expenses, including with respect to unconsummated transactions, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vii)
taxes, (viii) ordinary corporate operating expenses, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Investment Advisor).
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
Consolidated Results of Operations
From inception through September 30, 2025, CPEP had not commenced principal operations. The Fund completed its
Initial Closing and commenced investment operations on October 1, 2025. The results of operations for the three and six months ended June 30, 2026 reflect the Fund’s ongoing investment activities and are discussed below.
Net Investment Income (Loss)
For the three and six months ended June 30, 2026, CPEP’s net investment loss was $2.3 million and $4.5 million, attributable to $2.6 million and $5.0 million of total expenses, partially offset by $0.3 million and $0.4 million, respectively, of interest income and dividend income from money market funds. Total expenses for the three and six months ended June 30,
2026 consisted primarily of offering expenses of $0.9 million and $1.7 million, professional fees of $0.4 million and $1.1 million, incentive allocation of $0.7 million and $1.2 million, and administration fees of $0.3 million and $0.5 million, respectively.
Net Realized Gain (Loss) on Investments and Derivative Contracts
For the three and six months ended June 30, 2026, the Fund recognized net realized gains on investments of $76 thousand and $130 thousand and net realized gains on derivative contracts of $0.4 million and $0.9 million, respectively. Net realized gains on investments were primarily attributable to the realization of investments through distributions received from underlying funds, while net realized gains on derivative contracts related to the settlement of derivative contracts during the respective periods.

Unrealized Gain (Loss) on Investments and Derivative Contracts
For the three and six months ended June 30, 2026, CPEP recognized $5.4 million and $8.7 million, respectively, of net unrealized gain on investments and derivative contracts. A portion of the net change in unrealized appreciation on investments is attributable to investments acquired throughout the three and six months ended June 30, 2026 from the Warehouse Entity and subsequently marked to estimated fair value as of June 30, 2026. These interests were generally acquired at a price that approximated the Warehouse Entity's cost basis. As this included acquired assets that had appreciated above their original cost basis, the Fund recognized unrealized gains from the mark to the estimated fair value. See Note 6, Related Party Transactions, to the consolidated financial statements included in “Part I, Item 1. Financial Statements” of this report for additional information regarding the Warehousing Agreement. Excluding these transactions, the net change in unrealized appreciation on investments would be lower and may not be indicative of future performance.
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
As of June 30, 2026, CPEP had $27.0 million in cash and cash equivalents.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond June 30, 2026, see Note 7, Commitments and
Contingencies, to the consolidated financial statements included in “Part I, Item 1. Financial Statements” of this report.
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
The following table provides a breakdown of the major components of the Fund’s Transactional NAV as of June 30, 2026
(dollars in thousands):

Components of CPEP’s Transactional NAV	Consolidated NAV
Investments, at fair value	$104,760
Derivative assets, at fair value	843
Cash and cash equivalents	26,960
Other assets	172
Derivative liabilities, at fair value	(59)
Accrued incentive allocation	(709)
Other liabilities	(63)
Management fee payable	(62)
Transactional NAV	$131,842

The following table provides a breakdown of the Fund’s Transactional NAV by class as of June 30, 2026:

	As of June 30, 2026
Class	Number of Units	Transactional NAV per Unit (1)	Transactional NAV ($ in thousands)
Class A-I	873,785	$30.35	$26,517
Class A-S	24,000	30.19	725
Class E-I	2,872,749	30.22	86,822
Class E-S	12,781	30.14	385
Class E-A	371,500	30.20	11,220
Class C	197,947	31.19	6,173
	4,352,762		$131,842
________________
(1)Transactional NAV does not take into consideration any class-specific fees, expenses and other net assets and liabilities attributable to the classes at the
Feeder.
The following table reconciles the Fund’s U.S. GAAP NAV to Transactional NAV (dollars in thousands):

June 30, 2026
U.S. GAAP Net Asset Value	$124,083
Adjustments
Organizational, offering, and other Fund expenses (1)	7,064
Servicing Fees (2)	513
Deferred tax liabilities of certain Intermediate Entities (3)	182
Transactional NAV	$131,842
________________
(1)Represents an adjustment reflecting the difference between Fund, organizational and offering expenses recognized under U.S. GAAP, which include all expenses incurred during the period, and the amount paid to the Investment Advisor for purposes of calculating Transactional NAV, which is limited in accordance with the Expense Support arrangement.
(2)Servicing Fees apply to certain Unit classes. As of June 30, 2026, although Units were outstanding in multiple classes, only Class A-S, Class E-A and
Class E-S Units were subject to Servicing Fees. For purposes of CPEP’s Transactional NAV, Servicing Fees are recognized as a reduction of CPEP’s
Transactional NAV on a monthly basis as they are paid. For purposes of calculating net asset value in accordance with U.S. GAAP, the Fund accrues the cost of the Servicing Fees, as applicable, for the estimated life of the units as an offering cost at the time the Fund sells the applicable Units.
(3)Represents an adjustment to remove certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment.
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
Recent Accounting Developments
There were no accounting pronouncements issued during the three months ended June 30, 2026 that are expected to have a material impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.

Fair Value Risk
CPEP makes Investments which are reported at fair value as determined in accordance with our Valuation Policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each Investment while employing a consistently applied valuation process for the types of
Investments we make. Based on the fair value of the Fund’s Investments as of June 30, 2026, management estimates that an immediate, hypothetical 10% decline in the fair value of such Investments would result in a decline in the net change in unrealized appreciation on Investments of $10.5 million.
Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. As of June 30, 2026, the Fund had no indebtedness.
Exchange Rate Risk
The Fund holds investments that are denominated in foreign currencies. The Fund’s primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the Investments are denominated, net of the impact of foreign exchange hedging strategies, if any. As of June 30, 2026, CPEP held foreign currency contracts through a consolidated subsidiary to hedge a change in exchange rates against the U.S. dollar.
Management estimates that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and other currencies in which the Fund’s Investments were denominated as of June 30, 2026 (i.e., an increase in the value of the
U.S. dollar against these foreign currencies) would result in a decline in the net change in unrealized appreciation on investments of $0.5 million.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a‐15(f) and
15d‐15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
A list of exhibits required to be filed or furnished as part of this report is set forth in the Exhibit Index below.
Exhibit Index

Exhibit No.	Description

3.1	Certificate of Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, filed on May 2, 2025).

3.2	Second Amended and Restated Limited Partnership Agreement of Carlyle Private Equity Partners Fund, L.P. dated as of August 10, 2026.*

10.1	Amended and Restated Investment Advisory Agreement, dated as of August 10, 2026, between Carlyle Private Equity Partners Fund, L.P. and Carlyle Investment Management L.L.C.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data (included within the Exhibit 101 attachments).

___________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.

Dated: August 12, 2026	By:	/s/ Charles E. Andrews, Jr.
Charles E. Andrews, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)