Form 10-Q
period 2026-09-30
Carlyle Private Equity Partners Fund, L.P.
filed 2026-11-12
CIK 2065337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 000-56746

Carlyle Private Equity Partners Fund, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	33-3814841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Pennsylvania Ave., N.W., Suite 220 South, Washington, DC 20004-2505	(202) 729-5626
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2026, the registrant had the following limited partnership units outstanding: 4,490,071 Class S units, 6,227,177 Class I units,
24,000 Class A-S units, 873,785 Class A-I units, 719,203 Class E-A units, 14,352 Class E-S units, 3,956,041 Class E-I units and 290,436 Class C units.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.

Part I.	Financial Information

Item 1.	Unaudited Consolidated Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025 ..........	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2026, the three months ended September 30, 2025 and for the period from February 11, 2025 (Inception) through September 30, 2025 ..........................................................................................................................................	2

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2026, the three months ended September 30, 2025 and for the period from February 11, 2025 (Inception) through September 30, 2025 ............................................................................................................................	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from February 11, 2025 (Inception) through September 30, 2025 .................................................................	5

	Condensed Consolidated Schedules of Investments as of September 30, 2026 and December 31, 2025 .......	6

	Notes to Consolidated Financial Statements ....................................................................................................	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ..........................	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk .........................................................................	37

Item 4.	Controls and Procedures ...................................................................................................................................	38

Part II.	Other Information

Item 1.	Legal Proceedings ............................................................................................................................................	39

Item 1A.	Risk Factors ......................................................................................................................................................	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .........................................................................	39

Item 3.	Defaults Upon Senior Securities ......................................................................................................................	39

Item 4.	Mine Safety Disclosures ...................................................................................................................................	39

Item 5.	Other Information .............................................................................................................................................	39

Item 6.	Exhibits .............................................................................................................................................................	40

	Signatures .........................................................................................................................................................	41

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our expectations, estimates, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions and statements that are not historical facts, including our expectations regarding our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. You can identify these forward-looking statements by the use of words such as “outlook,”
“believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,”
“plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks, uncertainties, and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those described in this Quarterly Report on Form 10-Q and under “Part I, Item 1A. Risk Factors” in our Annual Report on Form
10-K for the period ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30,
2026, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC.
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

•the term “Portfolio Companies” refers to the companies in which the Fund invests; and
•the term “Shareholders” refers to holders of our limited partnership units (the “Units”). There are fifteen classes of
Units (each a “Class”): Class A Units (“Class A Units”), Class S Units (“Class S Units”), Class D Units (“Class D
Units”), Class I Units (“Class I Units”) and Class R Units (“Class R Units” and together with Class A Units, Class S
Units, Class D Units and Class I Units, the “Standard Units”); Class A-A Units (“Class A-A Units”), Class A-S Units
(“Class A-S Units”), Class A-D Units (“Class A-D Units”) and Class A-I Units (“Class A-I Units” and together with
Class A-A Units, Class A-S Units and Class A-D Units, the “Anchor Units”); Class E-A Units (“Class E-A Units”),
Class E-S Units (“Class E-S Units”), Class E-D Units (“Class E-D Units”) and Class E-I Units (“Class E-I Units” and
together with Class E-A Units, Class E-S Units and Class E-D Units, the “Early Investor Units” and together with the
Standard Units and Anchor Units, the “Investor Units”); and Class C Units (“Class C Units”) and Class CG Units
(“Class CG Units”, and together with Class C Units, “Carlyle Units”).
The Fund is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS
Act”) and the Fund will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of
1933, as amended (the “1933 Act”).

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(Dollars in Thousands, Except Unit Data)	September 30, 2026	December 31, 2025
Assets	(unaudited)
Investments, at fair value (cost of $253,265 and $41,722, respectively)	$280,391	$44,900
Derivative assets, at fair value	2,216	759
Cash and cash equivalents	194,161	11,176
Interest and other income receivable	—	65
Deferred offering costs	552	2,146
Receivable from investments	10	—
Total assets	$477,330	$59,046
Liabilities
Payable for investments purchased	$1,160	$5,770
Derivative liabilities, at fair value	661	359
Management fee payable	398	18
Incentive allocation payable	2,081	434
Due to affiliate	4,526	2,599
Servicing fees payable	9,924	74
Offering costs payable	3,870	2,828
Accrued organizational expenses	—	45
Other accrued expenses and liabilities	1,035	737
Total liabilities	23,655	12,864
Commitments and contingencies
Net Assets
Class A units, unlimited units authorized, no units issued and outstanding	—	—
Class S units, unlimited units authorized, 4,176,028 and 0 units, respectively, issued and outstanding	123,706	—
Class D units, unlimited units authorized, no units issued and outstanding	—	—
Class I units, unlimited units authorized, 5,099,079 and 0 units, respectively, issued and outstanding	162,711	—
Class R units, unlimited units authorized, no units issued and outstanding	—	—
Class A-A units, unlimited units authorized, no units issued and outstanding	—	—
Class A-S units, unlimited units authorized, 24,000 and 29,000 units, respectively, issued and outstanding	550	635
Class A-D units, unlimited units authorized, no units issued and outstanding	—	—
Class A-I units, unlimited units authorized, 873,785 and 868,850 units, respectively, issued and outstanding	23,214	20,709
Class E-A units, unlimited units authorized, 656,323 and 0 units, respectively, issued and outstanding	19,878	—
Class E-S units, unlimited units authorized, 12,781 and 11,050 units, respectively, issued and outstanding	359	281
Class E-D units, unlimited units authorized, no units issued and outstanding	—	—
Class E-I units, unlimited units authorized, 3,689,012 and 809,598 units, respectively, issued and outstanding	114,987	22,053
Class C units, unlimited units authorized, 260,433 and 95,584 units, respectively, issued and outstanding	8,270	2,504
Class CG units, unlimited units authorized, no units issued and outstanding	—	—
Total net assets	453,675	46,182
Total liabilities and net assets	$477,330	$59,046
See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended September 30, 2026	For the Period from February 11, 2025 (Inception) through September 30, 2025
(Dollars in Thousands)	September 30, 2026	September 30, 2025
Investment income:
Dividend income	$724	$—	$1,122	$—
Interest income	194	—	222	—
Total investment income	918	—	1,344	—
Expenses:
Organizational expenses	—	—	55	—
Offering cost expense	967	—	2,636	—
Management fees	603	—	943	—
Incentive allocation	2,081	—	3,234	—
Professional fees	996	—	2,058	—
Administrative fees	54	—	565	—
Other expenses	200	—	390	—
Total expenses	4,901	—	9,881	—
Management fees waived	(54)	—	(153)	—
Total expenses after fees waived	4,847	—	9,728	—
Net investment loss	(3,929)	—	(8,384)	—
Net realized gain and change in unrealized appreciation:
Net realized gain on investments	346	—	476	—
Net realized gain on derivative contracts	305	—	1,223	—
Net change in unrealized appreciation on investments	15,652	—	23,949	—
Net change in unrealized appreciation on derivative contracts	770	—	1,154	—
Net realized and unrealized gain on investments, including derivative contracts	17,073	—	26,802	—
Net increase in net assets resulting from operations	$13,144	$—	$18,418	$—

    See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Dollars in Thousands)	Class S Units	Class I Units	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net Assets at June 30, 2026	$—	$—	$527	$22,078	$10,667	$344	$84,635	$5,832	$124,083
Proceeds from units issued	130,334	159,740	—	—	8,713	—	25,089	2,000	325,876
Net investment loss	(559)	(689)	(11)	(413)	(316)	(9)	(1,877)	(55)	(3,929)
Net realized gain on investments	25	31	1	43	33	1	199	13	346
Net realized gain (loss) on derivative contracts	(3)	(2)	1	47	35	1	212	14	305
Net change in unrealized appreciation on investments	2,570	3,165	36	1,484	1,134	23	6,772	468	15,652
Net change in unrealized appreciation (depreciation) on derivative contracts	379	466	(1)	(25)	(4)	—	(43)	(2)	770
Servicing fees	(9,040)	—	(3)	—	(384)	(1)	—	—	(9,428)
Net Assets at September 30, 2026	$123,706	$162,711	$550	$23,214	$19,878	$359	$114,987	$8,270	$453,675

	Class S Units	Class I Units	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net Assets at June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$1	$1
Proceeds from units issued	—	—	—	—	—	—	—	—	—
Net Assets at September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$1	$1

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Dollars in Thousands)	Class S Units	Class I Units	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net Assets at December 31, 2025	$—	$—	$635	$20,709	$—	$281	$22,053	$2,504	$46,182
Proceeds from units issued	130,334	159,740	—	—	19,554	50	84,273	5,000	398,951
Conversion of units between classes	—	—	(145)	145	—	—	—	—	—
Net investment loss	(559)	(689)	(43)	(1,546)	(492)	(24)	(4,820)	(211)	(8,384)
Net realized gain on investments	25	31	2	74	37	1	285	21	476
Net realized gain (loss) on derivative contracts	(3)	(2)	9	322	70	5	760	62	1,223
Net change in unrealized appreciation on investments	2,570	3,165	93	3,595	1,475	54	12,114	883	23,949
Net change in unrealized appreciation (depreciation) on derivative contracts	379	466	(3)	(83)	64	(2)	322	11	1,154
Servicing fees	(9,040)	—	2	—	(830)	(6)	—	—	(9,874)
Distributions for units redeemed	—	—	—	(2)	—	—	—	—	(2)
Net Assets at September 30, 2026	$123,706	$162,711	$550	$23,214	$19,878	$359	$114,987	$8,270	$453,675

	Class S Units	Class I Units	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units	Total Net Assets
Net assets at February 11, 2025 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from units issued	—	—	—	—	—	—	—	1	1
Net Assets at September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$1	$1

      See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)	For the Nine Months Ended September 30, 2026	For the Period from February 11, 2025 (Inception) through September 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$18,418	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(476)	—
Net change in unrealized appreciation on investments	(23,949)	—
Net change in unrealized appreciation on derivative contracts	(1,154)	—
Cost of investments purchased	(213,039)	—
Proceeds from sales and repayments of investments	1,972	—
Changes in operating assets:
Interest and other income receivable	65	—
Deferred offering costs	1,594	—
Receivable from investments	(10)	—
Changes in operating liabilities:
Payable for investments purchased	(4,610)	—
Management fee payable	380	—
Incentive allocation payable	1,647	—
Offering costs payable	1,042	—
Due to affiliate	1,927	—
Accrued organizational expenses	(45)	—
Accrued expenses and other liabilities	298	—
Net cash used in operating activities	(215,940)	—
Cash flows from financing activities:
Proceeds from issuance of units	398,951	1
Redemption of units	(2)	—
Servicing fees paid	(24)	—
Net cash provided by financing activities	398,925	1
Net increase in cash and cash equivalents	182,985	1
Cash and cash equivalents, beginning of period	11,176	—
Cash and cash equivalents, end of period	$194,161	$1

Supplemental disclosures of non-cash information
Servicing fees payable	$9,924	$—
        See accompanying notes to these consolidated financial statements.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
As of September 30, 2026
(Dollars in Thousands)

Issuer	Asset	Geography (3)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Investments in Portfolio Companies
Aerospace & Defense
Other Investments in Portfolio Companies (1)		Americas	$25,673	5.66%
			25,673	5.66
Building Products
Other Investments in Portfolio Companies (1)		Japan	12,013	2.65
			12,013	2.65
Consumer Services
Other Investments in Portfolio Companies (1)		Japan	3,651	0.80
			3,651	0.80
Energy
Other Investments in Portfolio Companies (1)		Europe	6,088	1.34
			6,088	1.34
Financial Services
MAI Capital	LLC Interest held through Carlyle Partners VIII Holdings VI, L.P.	Americas	38,069	8.39
Other Investments in Portfolio Companies (1)		Americas	9,219	2.03
Total Financial Services			47,288	10.42

Healthcare
Other Investments in Portfolio Companies (1)		Americas	18,833	4.15
Other Investments in Portfolio Companies (1)		Japan	5,981	1.32
Other Investments in Portfolio Companies (1)		Other Asia	6,023	1.33
Total Healthcare			30,837	6.80

Industrials
Surventis	Common stock held through CP VIII Participations S.a.r.l., SICAR	Europe	38,941	8.58
Other Investments in Portfolio Companies (1)		Americas	6,669	1.47
Other Investments in Portfolio Companies (1)		Australia	4,549	1.00

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
As of September 30, 2026
(Dollars in Thousands)

Issuer	Asset	Geography (3)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Other Investments in Portfolio Companies (1)		Europe	$2,172	0.48%
Other Investments in Portfolio Companies (1)		Other Asia	2,712	0.60
Other Investments in Portfolio Companies (1)		Japan	16,101	3.55
Total Industrials			71,144	15.68

Technologies
Other Investments in Portfolio Companies (1)		Americas	3,188	0.70
Other Investments in Portfolio Companies (1)		Japan	14,700	3.24
Other Investments in Portfolio Companies (1)		Europe	10,021	2.21
Total Technologies			27,908	6.15

Total Investments in Portfolio Companies			224,601	49.50
(Cost: $86,079 Americas, $56,855 Europe, $5,133 Australia, $48,944 Japan, $8,797 Other Asia)

Investments in Investee Funds (4)
Aerospace & Defense
Other Investments in Investee Funds (1)		Americas	10,617	2.34
			10,617	2.34
Energy
Other Investments in Investee Funds (1)		Europe	4,018	0.89
			4,018	0.89
Financial Services
Other Investments in Investee Funds (1)		Americas	12,809	2.82
			12,809	2.82
Healthcare
Other Investments in Investee Funds (1)		Americas	1,888	0.42
			1,888	0.42
Industrials
Other Investments in Investee Funds (1)		Americas	2,571	0.57
Other Investments in Investee Funds (1)		Europe	628	0.14
Total Industrials			3,199	0.71

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
As of September 30, 2026
(Dollars in Thousands)

Issuer	Asset	Geography (3)	Fair Value ($) (2)	Fair Value as Percentage of Net Assets (%)

Various (5)
Other Investments in Investee Funds (1)		Americas	$21,862	4.82%
Other Investments in Investee Funds (1)		Europe	1,397	0.31
Total Various			23,259	5.13

Total Investments in Investee Funds (4)			55,790	12.31
(Cost: $43,468 Americas, $3,989 Europe)

Total Investments			$280,391	61.81%

Derivative Instruments
Foreign Currency Forward Contracts (assets)			$2,216	0.49%
Foreign Currency Forward Contracts (liabilities)			(661)	(0.15)
Total Derivative Instruments			$1,555	0.34%
(Cost: $—)

Cash Equivalents
Goldman Sachs Financial Square Government Fund (Seelaus Class)		Americas	$192,076	42.34%
Total Cash Equivalents			$192,076	42.34%
(Cost: $192,076 Americas)

Total Investments, Derivative Instruments and Cash Equivalents			$474,022	104.48%
(Cost: $321,623 Americas, $60,844 Europe, $5,133 Australia, $48,944 Japan, $8,797 Other Asia)
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
(4)Investments in Investee Funds include interests in entities sponsored, advised and/or managed by Carlyle or its affiliates. The underlying investments of those entities include, but are not limited to, investments in funds managed by third-party managers.
(5)Fund investments are diversified and are not categorized to one industry.
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
Income Taxes
As Carlyle Private Equity Partners Fund, L.P. is a partnership for U.S. federal and state income tax purposes, income and losses are allocated to the individual shareholders who are responsible for reporting such and paying any taxes thereon. The
Fund files its tax returns as prescribed by the laws of the jurisdictions in which it operates. The Fund operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes. The Fund may therefore be subject to current and deferred U.S., state, and/or local income taxes at these subsidiaries.
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
Servicing Fees
The Fund pays a servicing fee (the “Servicing Fee”) to TCG Capital Markets L.L.C. (the “Dealer Manager”) based on the applicable annual rate of the Transactional NAV of certain Unit classes. No servicing fee is payable with respect to Class I
Units, Class A-I Units, Class E-I Units, Class R Units, Class C Units and Class CG Units. Additional information regarding the
Servicing Fee arrangement is included in Note 6, Related Party Transactions.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
3. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of the Fund’s investments, derivative assets and derivative liabilities held at fair value by the fair value hierarchy levels as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Money Market Fund	$192,076	$—	$—	$—	$192,076
Total Cash and Cash Equivalents (1)	192,076	—	—	—	192,076

Investments
Investments in portfolio companies	—	—	224,601	—	224,601
Investments in investee funds (2)	—	—	—	55,790	55,790
Total Investments	—	—	224,601	55,790	280,391

Derivative Assets	—	2,216	—	—	2,216
Total	$192,076	$2,216	$224,601	$55,790	$474,683

Liabilities
Derivative Liabilities	$—	$661	$—	$—	$661

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Money Market Fund	$10,833	$—	$—	$—	$10,833
Total Cash and Cash Equivalents (1)	10,833	—	—	—	10,833

Investments
Investments in portfolio companies	—	—	35,962	—	35,962
Investments in affiliated and non- affiliated investee funds (2)	—	—	—	8,938	8,938
Total Investments	—	—	35,962	8,938	44,900

Derivative Assets	—	759	—	—	759
Total	$10,833	$759	$35,962	$8,938	$56,492

Liabilities
Derivative Liabilities	$—	$359	$—	$—	$359
__________________
(1)Cash held at banks of $2.1 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively, is carried at cost, which approximates fair value, and is therefore not included in the fair value hierarchy.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of September 30, 2026 and December 31, 2025:

	Fair Value as of September 30, 2026	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average (1)	Impact to Valuation from Increase in Input
				Low	High
Investments in portfolio companies	$224,601	Discounted Cash Flow	Discount Rate	7.33%	17.69%	10.95%	Lower
			Terminal Growth Rate	—%	11.00%	3.27%	Higher
		Comparable Multiple	EBITDA Multiple	5.50x	22.67x	13.93x	Higher
			Revenue Multiple	3.96x	14.22x	7.21x	Higher
Total Level III Investments	$224,601

	Fair Value as of December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average (1)	Impact to Valuation from Increase in Input
				Low	High
Investments in portfolio companies	$35,962	Discounted Cash Flow	Discount Rate	8.20%	16.78%	12.19%	Lower
			Terminal Growth Rate	2.00%	11.00%	4.28%	Higher
		Comparable Multiple	EBITDA Multiple	6.31x	23.77x	14.43x	Higher
			Revenue Multiple	4.78x	8.34x	5.19x	Higher
Total Level III Investments	$35,962
__________________
(1)Unobservable inputs were weighted by the relative fair value of the investments.
The changes in the Fund’s investments at fair value for which the Fund has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows for the three and nine months ended September 30, 2026:

	Equity Securities
	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Balance, beginning of period	$78,693	$35,962
Purchases	135,469	176,487
Sales and proceeds from Investments	(1,060)	(1,291)
Transfers into Level III	—	—
Transfers out of Level III (1)	—	(3,608)
Net realized gains (losses)	—	—
Net change in unrealized appreciation	11,499	17,051
Balance, end of period	$224,601	$224,601
Net change in unrealized appreciation included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation on investments on the consolidated statements of operations	$11,499	$17,051
__________________
(1)Transfers out of Level III during the nine months ended September 30, 2026 relate to an investment in a portfolio company that is no longer classified within the fair value hierarchy. The investment is now measured using the net asset value practical expedient based on the Fund’s ownership interest in the affiliated investee fund through which the investment is indirectly held.

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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments as of September 30,
2026 and December 31, 2025. The notional amount represents the absolute value amount of the foreign exchange contracts:

	September 30, 2026				December 31, 2025
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivative Investments
Foreign Currency Forward Contracts (EUR)	€43,052	$950	€755	$(9)	€—	$—	€5,049	$(103)
Foreign Currency Forward Contracts (JPY)	¥3,466,166	1,114	¥4,659,754	(571)	¥1,329,690	759	¥—	—
Foreign Currency Forward Contracts (AUD)	A$5,527	90	A$3,458	(12)	A$—	—	A$5,527	(216)
Foreign Currency Forward Contracts (INR)	Rs137,430	63	Rs137,430	(69)	Rs—	—	Rs—	—
Foreign Currency Forward Contracts (CAD)	C$—	—	C$—	—	C$—	—	C$4,822	(40)
		$2,216		$(661)		$759		$(359)

The table below summarizes the impact to the consolidated statements of operations from derivative instruments:

	For the Three Months Ended		For the Nine Months Ended September 30, 2026	For the Period from February 11, 2025 (Inception) through September 30, 2025
	September 30, 2026	September 30, 2025
Derivative Instruments
Net Realized Gain on Derivative Contracts
Foreign Currency Forward Contracts	$305	$—	$1,223	$—
Total Net Realized Gain on Derivative Contracts	305	—	1,223	—
Net Change in Unrealized Appreciation on Derivative Contracts
Foreign Currency Forward Contracts	770	—	1,154	—
Total Net Change in Unrealized Appreciation on Derivative Contracts	770	—	1,154	—
	$1,075	$—	$2,377	$—

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
5. NET ASSETS
CPEP, at the direction of the General Partner, has the authority to issue an unlimited number of units of each class of units.
As of September 30, 2026, CPEP offers nine classes of units to investors, as follows:

Standard Units	Class A Units, Class S Units, Class D Units, Class I Units, Class R Units (1)
Early Investor Units (2)	Class E-A Units, Class E-S Units, Class E-D Units, Class E-I Units
___________________
(1)Available to registered investment companies and collective investment trusts that hold assets of 401(k) plans and other retirement plans.
(2)Available to investors in closings which occur within one year of the Initial Closing.
Additionally, Class C and Class CG Units (collectively, the “Carlyle Units”) are available for Other Carlyle Accounts (as defined in the Partnership Agreement) that invest in the Fund as part of custom mandates and Carlyle Units are available to
Carlyle and certain of its affiliates and employees, officers and directors and other persons as determined by the General Partner in its discretion. The Carlyle Units are not offered to other investors. Class A-A Units, Class A-S Units, Class A-D Units, Class
A-I Units (“Anchor Units”) were only available to investors who subscribed at the Initial Closing and are no longer being offered to investors. Early Investor Units will no longer be offered to investors after October 1, 2026.
The primary differences among the classes of units relate to the Management Fee, the Servicing Fee, and upfront subscription fees (discussed below). See Note 6, Related Party Transactions, for further detail regarding the Management Fee and Servicing Fee by class of units. From time to time, the Investment Advisor and/or its affiliates, out of their own resources and without additional cost to the Fund or its Shareholders, are expected to offer discounts, waivers or other incentives to
Shareholders.
Certain financial intermediaries may charge investors upfront selling commissions, placement fees, subscription fees, or similar fees (“Subscription Fees”) of up to the following, as a percentage of Transactional NAV:

Subscription Fee	Classes of Units
3.00%	Class A Units, Class S Units, Class A-A Units, Class A-S Units, Class E-A Units, Class E-S Units
1.50%	Class D Units, Class A-D Units, Class E-D Units
—%	Class I Units, Class A-I Units, Class E-I Units, Class R Units, Class C Units, Class CG Units
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
The following tables present transactions in the Units during the three and nine months ended September 30, 2026 and period from February 11, 2025 (Inception) through September 30, 2025 and three months ended  September 30, 2025:

	Class S Units	Class I Units	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of June 30, 2026	—	—	24,000	873,785	371,500	12,781	2,872,749	197,947
Units issued	4,176,028	5,099,079	—	—	284,823	—	816,263	62,486
Units Outstanding as of September 30, 2026	4,176,028	5,099,079	24,000	873,785	656,323	12,781	3,689,012	260,433

	Class S Units	Class I Units	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of June 30, 2025	—	—	—	—	—	—	—	40
Units issued	—	—	—	—	—	—	—	—
Units Outstanding as of September 30, 2025	—	—	—	—	—	—	—	40

	Class S Units	Class I Units	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of December 31, 2025	—	—	29,000	868,850	—	11,050	809,598	95,584
Units issued	4,176,028	5,099,079	—	—	656,323	1,731	2,879,419	164,849
Conversion of units between classes	—	—	(5,000)	4,986	—	—	—	—
Non-cash redemptions (1)	—	—	—	(51)	—	—	(5)	—
Units Outstanding as of September 30, 2026	4,176,028	5,099,079	24,000	873,785	656,323	12,781	3,689,012	260,433

	Class S Units	Class I Units	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Units Outstanding as of February 11, 2025 (Inception)	—	—	—	—	—	—	—	—
Units issued	—	—	—	—	—	—	—	40
Units Outstanding as of September 30, 2025	—	—	—	—	—	—	—	40
___________________
(1)During the nine months ended September 30, 2026, the Fund effected a non-cash redemption of Units held indirectly by the Feeder through the redemption of Units at Transactional NAV. This redemption was undertaken to settle Servicing Fees paid by the Fund on the Feeder’s behalf. The transaction did not involve any cash consideration and resulted in a reduction of partners’ capital in the applicable Unit Class. No redemptions were effected from third-party investors during the period.
No Class A Units, Class D Units, Class R Units, Class A-A Units, Class A-D Units, Class E-D Units or Class CG Units
have been issued since Inception.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
Redemption Program
At the discretion of the General Partner and in accordance with the Partnership Agreement, CPEP intends to implement a redemption program for units (excluding Class C Units, the “Redeemable Units”) (the “Redemption Program”), pursuant to which it expects to redeem in each quarter up to 3% of Redeemable Units outstanding (either by number of Redeemable Units or aggregate Transactional NAV) as of the last business day of the previous calendar quarter. The Redemption Program is expected to commence the quarter following the first anniversary of the Initial Closing (i.e., the quarter ending March 31,
2027), although the General Partner retains discretion to commence the Redemption Program at a later date, including in light of legal, tax, regulatory or other considerations. Class C Units are not subject to the Redemption Program, including with respect to any redemption limits. The Fund has adopted a separate arrangement pursuant to which Class C Units held by Carlyle or its affiliates may be redeemed on the last calendar day of each calendar quarter, generally based on available subscription proceeds less redemptions, if any, during the quarter and subject to certain limitations, including where such redemptions would adversely impact the Fund’s liquidity or where redemption requests under the Redemption Program are not fully satisfied.
Under the Redemption Program, to the extent the General Partner opts to redeem Redeemable Units in any particular calendar quarter, the General Partner will cause CPEP to redeem Redeemable Units using a purchase price equal to the
Transactional NAV per Redeemable Unit as of the date specified in the Redemption Program (the “Redemption Date”). Any
redemption request for Redeemable Units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to 5% of the Transactional NAV of the Redeemable Units being redeemed, calculated as of the
Redemption Date (the “Early Redemption Deduction”) for the benefit of CPEP and its Shareholders.
If the quarterly redemption limitation is reached in any particular calendar quarter or the General Partner determines to redeem some but not all of the Redeemable Units submitted for redemption during any quarter, Redeemable Units submitted for redemption during such quarter will be redeemed on a pro rata basis after the Fund has redeemed all Redeemable Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, Shareholders must resubmit their redemption request in the next quarterly redemption period, or upon the recommencement of the Redemption Program, as applicable.
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
Redemption Arrangement for Class C Units
The General Partner has adopted an arrangement to redeem any Class C Units acquired by Carlyle or its affiliates on the last calendar day of each calendar quarter. On each such date, the Fund may offer to redeem Class C Units from Carlyle and its affiliates up to an aggregate NAV (the “Quarterly Redemption Amount”) equal to (i) the net proceeds from new subscriptions accepted during such calendar quarter less (ii) the aggregate redemption amount (excluding any amount of the aggregate redemption price paid using Excess Operating Cash Flow (as defined below)) of Redeemable Units redeemed by the Fund in such calendar quarter, if any, pursuant to the Redemption Program. In addition to the Quarterly Redemption Amount for the applicable calendar quarter, the Fund will offer to redeem any Quarterly Redemption Amounts from prior calendar quarters that have not yet been redeemed. The price per Class C Unit for redemptions will be the NAV per Class C Unit as of the end of the applicable calendar quarter. This redemption arrangement is not subject to any time limit and will continue indefinitely. “Excess
Operating Cash Flow” means, for any given quarter, the Fund’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to Shareholders. As of September 30, 2026, no Class C
Units have been redeemed.
Notwithstanding the foregoing, no redemption offer will be made to Carlyle or its affiliates during any calendar quarter in which (as of the end of such calendar quarter) under the Redemption Program, (1) the 3% quarterly redemption limitation of the
Redemption Program has been decreased or (2) the full amount of all Redeemable Units requested to be redeemed under the
Redemption Program is not redeemed. Additionally, the Fund may elect not to offer to redeem Units from Carlyle or its affiliates, or may offer to redeem less than the Quarterly Redemption Amount, if, in the General Partner’s judgment, offering to

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
redeem the full Quarterly Redemption Amount would place an undue burden on the Fund’s liquidity, adversely affect its operations or risk having an adverse impact on the Fund as a whole. Further, the General Partner may modify, suspend or terminate the Class C Unit redemption arrangement if it deems such action to be in the best interests of the Fund and the best interests of its Shareholders.
6. RELATED PARTY TRANSACTIONS
Partnership Agreement
CPEP has entered into a Second Amended and Restated Limited Partnership Agreement, dated August 10, 2026, with the
General Partner (the “Partnership Agreement”).
Incentive Allocation
Pursuant to the Partnership Agreement, the General Partner is entitled to receive an incentive allocation (the “Incentive
Allocation”) equal to 12.5% of the Fund’s Total Return, subject to (i) a 5% annual hurdle rate and (ii) a high water mark. The
Incentive Allocation includes a 100% catch-up provision, pursuant to which the General Partner receives 100% of returns in excess of the hurdle until it has received 12.5% of cumulative profits for the applicable period. The Incentive Allocation is calculated on a calendar year basis, accrued monthly and payable quarterly in arrears. The Incentive Allocation may be paid in cash, Class C Units, and/or interests in any Lower Fund or any combination of the foregoing. The Carlyle Units are not subject to the Incentive Allocation. For the three and nine months ended September 30, 2026, the Fund recorded $2.1 million and $3.2 million of Incentive Allocation expense. As of September 30, 2026 and December 31, 2025, $2.1 million and $0.4 million, respectively, was accrued and payable to the General Partner.
Advisory Agreement
The Fund has entered into an Amended and Restated Investment Advisory Agreement (the “Advisory Agreement”) with the Investment Advisor, dated August 10, 2026, pursuant to which the Investment Advisor manages the Fund and supports the
Fund in managing its investments. The Investment Advisor will not make investment decisions on behalf of CPEP and does not have the authority to enter into contracts or commitments on behalf of CPEP.
Management Fee
In consideration for its investment management services, the Investment Advisor is entitled to receive a management fee
(the “Management Fee”) with respect to each class of units payable by CPEP, directly or indirectly through an Intermediate
Entity (including any Lower Funds), equal to, in the aggregate, 1.25% per annum of the Transactional NAV of the units attributable to such class of units, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the
Incentive Allocation, the Servicing Fee, pending unit redemptions for the month, any distributions and without taking into account accrued and unpaid taxes (whether paid, payable accrued or otherwise) of any Intermediate Entity (including corporations) through which CPEP indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month, as determined in the good faith judgment of the General Partner; provided, that (i) with respect to the Anchor
Units, the Management Fee shall be waived for the first twelve (12) months following the Initial Closing and shall be equal to
0.75% of the month-end Transactional NAV attributable to the Anchor Units for twenty-four (24) months thereafter and (ii)
with respect to Early Investor Units, the Management Fee shall be equal to 0.75% per annum of the month-end Transactional
NAV attributable to the Early Investor Units for the first thirty-six (36) months following the Initial Closing. Class R Units and
Carlyle Units do not pay a Management Fee.
The Investment Advisor may elect to receive the Management Fee in cash, Class C Units and/or shares, units or interests of any Lower Fund. See Note 5, Net Assets, for a definition and description of the Fund’s classes of units.
For the three and nine months ended September 30, 2026, the Investment Advisor earned $603 thousand and $943 thousand in Management Fees, of which $54 thousand and $153 thousand were waived. As of September 30, 2026 and
December 31, 2025, $398 thousand and $18 thousand, respectively, in Management Fees were payable.

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
Pursuant to the Advisory Agreement, as supplemented by a letter agreement dated September 28, 2026, between the Fund and the Investment Advisor (the “Letter Agreement”), which extended the period by an additional year, the Investment Advisor has agreed, through and including the first twenty-four months following the Initial Closing (i.e., through October 1, 2027) (the
“Expense Support Period”), to waive a portion of its Management Fee and/or pay, absorb or reimburse certain Fund expenses to the extent necessary so that annual Specified Expenses do not exceed 0.60% of net assets (annualized), subject to the terms of the Advisory Agreement. Amounts waived or reimbursed during this period may be subject to recoupment, provided that such recoupment would not cause Specified Expenses to exceed the applicable limitation in the month of recoupment.
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
As of September 30, 2026, the Investment Advisor had advanced approximately $8.4 million of expenses on behalf of the
Fund, of which $3.9 million is included in offering costs payable and $4.5 million is included in due to affiliates on the accompanying consolidated statements of assets and liabilities. During the three and nine months ended September 30, 2026, the Fund reimbursed the Investment Advisor $0.4 million and $0.9 million of such advances.
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

Servicing Fee (per annum)	Classes of Units (1)
0.85%	Class S Units, Class A-S Units, Class E-S Units
0.50%	Class A Units, Class A-A Units, Class E-A Units
0.25%	Class D Units, Class A-D Units, Class E-D Units
—%	Class I Units, Class A-I Units, Class E-I Units, Class R Units, Class C Units, Class CG Units
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
In accordance with U.S. GAAP, the Fund accrues the cost of the Servicing Fee for the estimated life of the relevant Units as an offering cost at the time such Units are sold. As of September 30, 2026 and December 31, 2025, the Fund has accrued
$9.9 million and $74 thousand, respectively, of Servicing Fees.

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
During the three and nine months ended September 30, 2026, the Fund acquired interests in Approved Warehoused
Investments from the Warehouse Entity for $161.1 million and $209.5 million, respectively. These interests were generally acquired at a price that approximated the Warehouse Entity’s cost basis.
Investor Incentives
From time to time, the Investment Advisor and/or its affiliates, out of their own resources and without additional cost to the
Fund or its Shareholders, may offer discounts, waivers or other incentives to Shareholders. During the three and nine months ended September 30, 2026, the purchase price of Units issued to Shareholders in connection with such incentives was paid in full by the Investment Advisor and/or its affiliates from their own resources. The Fund received the Transactional NAV purchase price for all Units issued.
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
CPEP Lux
CPEP invests alongside Carlyle Private Equity Partners – EU (“CPEP Lux”), a sub-fund of Carlyle Private Markets S.A.
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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
7. COMMITMENTS AND CONTINGENCIES
The Fund had unfunded commitments of $13.4 million in investee funds as of September 30, 2026.
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
CPEP may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, CPEP was not subject to any material litigation nor was CPEP aware of any material litigation threatened against it.
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following financial highlights relate to investment performance and operations for each class of Unit outstanding for the nine months ended September 30, 2026.

			For the nine months ended September 30, 2026
	Class S Units	Class I Units	Class A-S Units	Class A-I Units	Class E-A Units	Class E-S Units	Class E-I Units	Class C Units
Class Inception Date	Sep 1, 2026	Aug 3, 2026	Oct 1, 2025	Oct 1, 2025	Mar 2, 2026	Dec 1, 2025	Nov 3, 2025	Oct 1, 2025
Per Unit Data:
Net asset value per Unit, beginning of period	$—	$—	$21.89	$23.84	$—	$25.46	$27.24	$26.20
Accretive (dilutive) effect of capital share transactions (1)	31.21	30.76	(1.31)	0.03	29.43	0.32	0.45	1.35
Net investment loss (2)	(0.13)	(0.26)	(1.69)	(1.77)	(1.33)	(2.00)	(1.94)	(1.15)
Net realized and unrealized gain on investments, including derivative contracts (2)	0.71	1.41	3.96	4.47	4.43	4.87	5.42	5.35
Servicing fees	(2.17)	—	0.09	—	(2.24)	(0.53)	—	—
Net asset value per Unit, end of period	$29.62	$31.91	$22.94	$26.57	$30.29	$28.12	$31.17	$31.75
Number of Units outstanding, end of period	4,176,028	5,099,079	24,000	873,785	656,323	12,781	3,689,012	260,433
Total return based on net asset value (3)	(5.09)%	3.91%	4.80%	11.45%	6.65%	10.45%	14.43%	21.18%
Ratio to Weighted-Average Net Assets(4)(5):
Incentive Allocation	(0.29)%	(0.56)%	(2.90)%	(2.59)%	(1.87)%	(2.35)%	(2.23)%	—%
Total Expenses before waived expenses	(0.58)%	(1.15)%	(9.29)%	(8.65)%	(5.22)%	(8.24)%	(7.48)%	(4.80)%
Total waived expenses	—%	—%	0.77%	0.69%	—%	—%	—%	—%
Total Expenses after waived expenses	(0.58)%	(1.15)%	(8.52)%	(7.96)%	(5.22)%	(8.24)%	(7.48)%	(4.80)%
Net investment loss	(0.43)%	(0.84)%	(7.71)%	(7.16)%	(4.54)%	(7.43)%	(6.65)%	(3.97)%
________________
(1)Represents the per Unit impact of Unit issuances and conversions between classes during the period, if any. The difference between issuance or conversion price (Transactional NAV) and U.S. GAAP net asset value per Unit, as well as the timing of Unit transactions, may result in these transactions being accretive or dilutive to U.S. GAAP net asset value per Unit.

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Amounts reported in thousands, except Unit and Per Unit Data, unless otherwise noted) (unaudited)
(2)Net investment loss and net realized and unrealized gain per Unit are based on the weighted average number of Units outstanding for the period. For Unit classes with an inception date during the period, amounts are calculated from the class inception date.
(3)Total return based on net asset value is calculated for each Unit class as the change in U.S. GAAP net asset value per Unit during the period divided by the U.S. GAAP net asset value per Unit at the beginning of the period or, for Unit classes with an inception date during the period, at the class inception date. Total return is not annualized. Total return is presented at the Unit class level and does not reflect Subscription Fees or other upfront transaction fees, if any, and an individual investor’s return may differ. Total return based on U.S. GAAP net asset value differs from the total return based on Transactional
NAV presented in “Part I, Item 2 Management’s Discussion and Analysis—Performance Summary”, primarily due to differences in the recognition and timing of certain fees and expenses, including Servicing Fees.
(4)Total expenses (before and after waived expenses) and net investment loss are presented after giving effect to the Incentive Allocation, which is shown separately above. Class C Units are not subject to Incentive Allocation.
(5)Ratios to weighted-average net assets are not annualized.
9. SUBSEQUENT EVENTS
Subsequent to September 30, 2026, CPEP accepted subscriptions for an additional $117.8 million in connection with its
October and November closings bringing inception to date subscriptions in its continuous private offering to $563.8 million.
Subsequent to September 30, 2026, CPEP acquired interests in Approved Warehoused Investments and made direct investments, for a total purchase price of $66.4 million.
There have been no events since September 30, 2026, other than those already disclosed, that require recognition or disclosure in the consolidated financial statements.

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
CPEP invests alongside Carlyle Private Equity Partners – EU (“CPEP Lux”, and collectively with CPEP, the “CPEP
Platform”), a sub-fund of Carlyle Private Markets S.A. SICAV – UCI Part II, and a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom,
Switzerland, Asia and certain other jurisdictions. While the Fund and CPEP Lux have substantially similar investment objectives and strategies and are expected to have overlapping investment portfolios, the Fund and CPEP Lux are operated as distinct investment structures.
At the discretion of the General Partner and in accordance with our Second Amended and Restated Limited Partnership
Agreement (as amended, restated or supplemented from time to time, the “Partnership Agreement”), we expect to implement a redemption program for units (excluding Class C Units, the “Redeemable Units”) (the “Redemption Program”), pursuant to which we expect to redeem in each quarter up to 3% of Redeemable Units outstanding (either by number of Redeemable Units or aggregate NAV). The Redemption Program is expected to commence the quarter following the first anniversary of the Initial
Closing (i.e., the quarter ending March 31, 2027), although the General Partner retains discretion to commence the Redemption
Program at a later date, including in light of legal, tax, regulatory or other considerations. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest, including, but not limited to, for tax, regulatory or other structuring reasons. As a result, the Redemption Program may not be available each quarter, such as when the Redemption Program would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the Redemption Program, in each case as determined by the General Partner in its sole discretion and in accordance with the Partnership Agreement.
Recent Developments
Business Environment and Outlook
CPEP’s business is affected by conditions in global financial markets, global economies and the geopolitical landscape, particularly in the U.S., Europe and Asia, as discussed in Item 1A “Risk Factors” of our Annual Report on Form 10-K.
U.S. equity markets extended their gains during the third quarter of 2026, although returns were more muted than in the second quarter, as resilient economic growth and strong corporate earnings outweighed geopolitical tensions, higher energy prices and rising interest rates. The S&P 500 and NASDAQ Composite returned approximately 2.0% and 2.5%, respectively, supported by upward revisions to earnings expectations. However, headline index gains masked broader market weakness, with performance concentrated among a relatively small number of companies and small-cap stocks declining. In private markets,
U.S. buyouts continued to lag the S&P 500 over the latest year, although longer-term performance remained favorable against more comparable small-cap benchmarks, with annualized outperformance ranging from 50 to 320 basis points over the last five to 15 years. As public market returns become increasingly concentrated among a small number of mega-cap companies, comparisons between private market performance and capitalization-weighted indices have become less informative about the relative performance of similarly sized companies. This growing divergence is reflected in the declining correlation between equal-weighted and capitalization-weighted S&P 500 returns, which reached its lowest level in the history of available data during the quarter.
U.S. economic activity remained resilient but showed signs of increasing pressure. Official estimates suggest the U.S.
economy expanded at a 3.4% annualized rate during the third quarter of 2026, although much of this growth reflected a reversal of the inventory drag in the prior quarter, with final sales increasing at a more moderate 1.7% annualized rate. Inflationary pressures persisted, driven primarily by higher energy costs, making household affordability concerns a central issue in elections. Rising interest rates increased financing costs and reinforced the importance of disciplined underwriting and operational improvement. Business investment remained supported by strong demand for artificial intelligence (“AI”)-related infrastructure, although growth in enterprise technology spending may moderate as companies increasingly focus on optimizing
AI-related expenditures.

Outside the United States, economic conditions remained mixed. In Europe, the industrial recovery lost momentum as elevated energy prices weighed on activity and increased stagflation risks. German factory orders showed pockets of resilience, particularly in defense and transportation equipment, although more recent data suggest broader momentum has weakened.
China’s economy continued to face weak domestic demand and a prolonged housing downturn, with growth remaining heavily dependent on exports. Elsewhere in Asia, Japan and South Korea continued to benefit from strong AI-related semiconductor demand despite declines in their equity markets, while India’s reliance on imported energy continued to present risks.
Global merger and acquisition (“M&A”) activity moderated during the third quarter of 2026 following record activity in the first half of the year, with transaction value declining 30% quarter-over-quarter. Leveraged buyout (“LBO”) and U.S. initial public offering (“IPO”) activity also slowed. However, the value of global private equity-backed divestments increased 68%
quarter-over-quarter, driven primarily by a small number of large transactions, while exit counts remained broadly unchanged.
Credit markets remained generally resilient, with contained default rates and supportive leveraged loan market conditions, although higher interest rates and emerging AI-related financing demands continued to present risks.
Given CPEP’s diversified exposure across sectors, strategies and geographies, these market conditions may continue to influence investment deployment opportunities, valuation levels, financing conditions and the timing of portfolio realizations.
Subsequent Notable Transactions
Subsequent to September 30, 2026, CPEP accepted subscriptions for an additional $117.8 million in connection with its
October and November closings bringing inception to date subscriptions in its continuous private offering to $563.8 million.
Subsequent to September 30, 2026, CPEP acquired interests in Approved Warehoused Investments and made direct investments, for a total purchase price of $66.4 million. For additional information, see Note 6, Related Party Transactions, to the consolidated financial statements included in “Part I, Item 1. Financial Statements.”
Portfolio and Investment Activity
During the nine months ended September 30, 2026, the Fund completed purchases of investments for $213.0 million.
These acquisitions were sourced through a combination of investments acquired from the Warehouse Entity, investments sourced through general partners, and direct investments made by the Fund. As of September 30, 2026, the Fund’s portfolio consisted of 42 investments across underlying portfolio companies and investee funds. These investments consisted primarily of global buyout and secondary investments diversified across aerospace and defense, technology, financial services, industrial, consumer and healthcare sectors and across North America, Europe and Asia-Pacific.

The charts below present the diversification of CPEP’s portfolio companies by strategy, sector and geography based on the fair value of our investments as of September 30, 2026.
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
As of September 30, 2026, CPEP’s ten largest investments, based on fair value, were:

Company	Strategy	Geography	Sector
Kaonavi, Inc.	International Exposure	Japan	Technology
MAI Capital	Scale	Americas	Financial Services
Nippon Dry-Chemical	International Exposure	Japan	Industrials
Secturion Systems	Niche/Growth	Americas	Aerospace & Defense
Sedgwick Inc.	Scale	Americas	Financial Services
Sugiko	International Exposure	Japan	Building Products
Surventis	Scale	Europe	Industrials
Tarrytown Expocare Pharmacy	Scale	Americas	Healthcare
Trucordia (1)	Opportunistic	Americas	Financial Services
Vantive	Scale	Americas	Healthcare
_______________
•Investments listed in alphabetical order.
(1)Represents an investment in an investee fund which has been presented on a look-through basis.

Performance Summary
The chart below shows the inception to date total return for each class of Units outstanding as of September 30, 2026:

Unit Class	Class Inception Date	Year To Date Total Return (2)	Inception To Date Total Return (1)
Class S	Sep 1, 2026	2.00%	2.00%
Class I	Aug 3, 2026	4.06%	4.06%
Class A-S	Oct 1, 2025	15.50%	27.75%
Class A-I	Oct 1, 2025	16.25%	28.66%
Class E-A	Mar 2, 2026	12.43%	12.43%
Class E-S	Dec 1, 2025	15.04%	17.21%
Class E-I	Nov 3, 2025	15.66%	23.00%
Class C (3)	Oct 1, 2025	18.73%	33.31%
________________
(1)Inception to date returns shown reflect the percentage change in Transactional NAV per Unit from the Class inception date through September 30, 2026.
Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.
(2)Year to date returns reflect the percentage change in Transactional NAV per Unit from December 31, 2025 through September 30, 2026. For unit classes with an inception date during the period, year to date return is calculated from the class inception date through September 30, 2026. Accordingly, for such classes, the year to date return is equal to the inception to date return.
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
Through and including the first twenty-four months following the Initial Closing (the “Expense Support Period”), the
Investment Advisor has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain of our expenses, to the extent necessary so that, for any fiscal year, our annual Specified Expenses (as defined below) do not exceed 0.60% of our net assets (annualized) as of the end of each calendar month. During the period, the Fund limited payments to the Investment Advisor in order to reflect the application of this expense cap in the calculation of the Transactional NAV.

The Fund may be required to repay the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Investment Advisor during such twenty-four month period, when and if requested by the Investment Advisor, but only if and to the extent that such Specified Expenses plus any recoupment do not exceed 0.60% of our net assets (annualized) during the applicable month. The Investment Advisor may recapture a Specified Expense at any time, including in the same year it is incurred. This arrangement cannot be terminated prior to the second anniversary of the Initial Closing without the consent of our board of directors. Unless this arrangement is extended, after the second anniversary of the Initial Closing, we will reimburse the Investment Advisor for any Expense Support that it has incurred on our behalf as and when incurred, regardless of when such Expense Support was incurred and without regard to the 0.60% cap described above. “Specified Expenses” is defined to include all expenses incurred in the business of the Fund, including Organizational and Offering Expenses and Fund
Expenses (as defined in the Partnership Agreement), with the exception of (i) the Management Fee, (ii) the Incentive
Allocation, (iii) the Servicing Fee, (iv) Portfolio Company or joint venture level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vii) taxes, (viii) ordinary corporate operating expenses, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Investment Advisor).
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
Consolidated Results of Operations
From inception through September 30, 2025, CPEP had not commenced principal operations. The Fund completed its
Initial Closing and commenced investment operations on October 1, 2025. The results of operations for the three and nine months ended September 30, 2026 reflect the Fund’s ongoing investment activities and are discussed below.
Net Investment Income (Loss)
For the three and nine months ended September 30, 2026, CPEP’s net investment loss was $3.9 million and $8.4 million, attributable to $4.9 million and $9.9 million of total expenses, partially offset by $0.9 million and $1.3 million, respectively, of interest income and dividend income from money market funds. Total expenses for the three and nine months ended September
30, 2026 consisted primarily of offering expenses of $1.0 million and $2.6 million, professional fees of $1.0 million and $2.1 million, incentive allocation of $2.1 million and $3.2 million, and administration fees of $0.1 million and $0.6 million, respectively.
Net Realized Gain (Loss) on Investments and Derivative Contracts
For the three and nine months ended September 30, 2026, the Fund recognized net realized gains on investments of $0.3 million and $0.5 million and net realized gains on derivative contracts of $0.3 million and $1.2 million, respectively. Net realized gains on investments were primarily attributable to the realization of investments through distributions received from underlying funds, while net realized gains on derivative contracts related to the settlement of derivative contracts during the respective periods.

Unrealized Gain (Loss) on Investments and Derivative Contracts
For the three and nine months ended September 30, 2026, CPEP recognized $16.4 million and $25.1 million, respectively, of net unrealized gain on investments and derivative contracts. A portion of the net change in unrealized appreciation on investments is attributable to investments acquired throughout the three and nine months ended September 30, 2026 from the
Warehouse Entity and subsequently marked to estimated fair value as of September 30, 2026. These interests were generally acquired at a price that approximated the Warehouse Entity’s cost basis. As this included acquired assets that had appreciated above their original cost basis, the Fund recognized unrealized gains from the mark to the estimated fair value. See Note 6,
Related Party Transactions, to the consolidated financial statements included in “Part I, Item 1. Financial Statements” of this report for additional information regarding the Warehousing Agreement. Excluding these transactions, the net change in unrealized appreciation on investments would be lower and may not be indicative of future performance.
Financial Condition, Liquidity, and Capital Resources
The Fund generates cash primarily from (i) the net proceeds of its continuous private offering of Units, which are issued at
Transactional NAV, (ii) cash flows from operations and (iii) any financing arrangements the Fund may enter into in the future.
The Fund believes that cash provided by such means will be sufficient to satisfy its anticipated cash requirements for the next twelve months and the foreseeable future. The primary use of the Fund’s cash and cash equivalents is for acquiring
Investments, funding the cost of its operations, including the Management Fee and Incentive Allocation, to the extent paid in cash, debt service of any borrowings, periodic redemptions under the Redemption Program and cash distributions, if any, to
Shareholders, to the extent declared by the General Partner.
As of September 30, 2026, CPEP had $194.2 million in cash and cash equivalents. This balance primarily reflects subscription proceeds which had not yet been deployed as of September 30, 2026. We expect to apply these proceeds to the uses described above, the timing of which is subject to market conditions and the availability of suitable investment opportunities.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond September 30, 2026, see Note 7, Commitments and
Contingencies, to the consolidated financial statements included in “Part I, Item 1. Financial Statements” of this report.
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

As of September 30, 2026, the total Transactional NAV of the CPEP Platform was approximately $876.2 million, comprising $472.8 million for the Fund and $403.4 million for CPEP Lux. The following table provides a breakdown of the major components of the Fund’s Transactional NAV as of September 30, 2026 (dollars in thousands):

Components of CPEP’s Transactional NAV	Consolidated NAV
Investments, at fair value	$280,765
Derivative assets, at fair value	2,216
Cash and cash equivalents	194,161
Other assets	10
Derivative liabilities, at fair value	(661)
Accrued incentive allocation	(2,081)
Other liabilities	(1,235)
Management fee payable	(398)
Transactional NAV	$472,777
The following table provides a breakdown of the Fund’s Transactional NAV by class as of September 30, 2026:

	As of September 30, 2026
Class	Number of Units	Transactional NAV per Unit (1)	Transactional NAV ($ in thousands)
Class S	4,176,028	31.83	132,941
Class I	5,099,079	31.96	162,949
Class A-S	24,000	31.94	766
Class A-I	873,785	$32.17	$28,105
Class E-A	656,323	31.93	20,957
Class E-S	12,781	31.82	407
Class E-I	3,689,012	31.98	117,972
Class C	260,433	33.33	8,680
	14,791,441		$472,777
________________
(1)Transactional NAV does not take into consideration any class-specific fees, expenses and other net assets and liabilities attributable to the classes at the
Feeder.
The following table reconciles the Fund’s U.S. GAAP NAV to Transactional NAV (dollars in thousands):

September 30, 2026
U.S. GAAP Net Asset Value	$453,675
Adjustments
Organizational, offering, and other Fund expenses (1)	8,803
Servicing Fees (2)	9,924
Deferred tax liabilities of certain Intermediate Entities (3)	375
Transactional NAV	$472,777
________________
(1)Represents an adjustment reflecting the difference between Fund, organizational and offering expenses recognized under U.S. GAAP, which include all expenses incurred during the period, and the amount paid to the Investment Advisor for purposes of calculating Transactional NAV, which is limited in accordance with the Expense Support arrangement.
(2)Servicing Fees apply to certain Unit classes. As of September 30, 2026, although Units were outstanding in multiple classes, only Class A-S, Class E-A,
Class E-S and Class S Units were subject to Servicing Fees. For purposes of CPEP’s Transactional NAV, Servicing Fees are recognized as a reduction of
CPEP’s Transactional NAV on a monthly basis as they are paid. For purposes of calculating net asset value in accordance with U.S. GAAP, the Fund accrues the cost of the Servicing Fees, as applicable, for the estimated life of the units as an offering cost at the time the Fund sells the applicable Units.
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
Recent Accounting Developments
There were no accounting pronouncements issued during the three months ended September 30, 2026 that are expected to have a material impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.
Fair Value Risk
CPEP makes Investments which are reported at fair value as determined in accordance with our Valuation Policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each Investment while employing a consistently applied valuation process for the types of
Investments we make. Based on the fair value of the Fund’s Investments as of September 30, 2026, management estimates that an immediate, hypothetical 10% decline in the fair value of such Investments would result in a decline in the net change in unrealized appreciation on Investments of $28.0 million. This estimate is before any related effect on the Incentive Allocation,
Management Fee or other expenses.
Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. As of September 30, 2026, the Fund had no indebtedness.
Exchange Rate Risk
The Fund holds investments that are denominated in foreign currencies. The Fund’s primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the Investments are denominated, net of the impact of foreign exchange hedging strategies, if any. As of September 30, 2026, CPEP held foreign currency contracts through a consolidated subsidiary to hedge a change in exchange rates against the U.S. dollar.
Management estimates that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and other currencies in which the Fund’s Investments were denominated as of September 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in the net change in unrealized appreciation on investments of $0.5 million.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a‐15(f) and
15d‐15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Part
I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2025, which could materially affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the period ended December 31, 2025. The risks described in our Annual
Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended September 30, 2026 were previously disclosed.
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

3.2
Second Amended and Restated Limited Partnership Agreement of Carlyle Private Equity Partners Fund, L.P.
dated as of August 10, 2026 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on
Form 10-Q, filed on August 12, 2026).

10.1
Amended and Restated Investment Advisory Agreement, dated as of August 10, 2026, between Carlyle
Private Equity Partners Fund, L.P. and Carlyle Investment Management L.L.C. (Incorporated by reference to
Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 12, 2026).

10.2
Letter Agreement, dated as of September 28, 2026, between Carlyle Private Equity Partners Fund, L.P. and
Carlyle Investment Management L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant’s
Current Report on Form 8-K, filed on October 1, 2026).

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

CARLYLE PRIVATE EQUITY PARTNERS FUND, L.P.

Dated: November 12, 2026	By:	/s/ Charles E. Andrews, Jr.
Charles E. Andrews, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)